Form 10-Q
period 1998-06-30
ENERGY EAST CORP
filed 1998-08-13
CIK 1046861

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                                      June 30, 1998
For the quarterly period ended. . . . . . . .. . . . . . . . . .

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from. . . . . . . .to. . . . . . . . .

                                 1-14766
Commission file number. . . . . . . . . . . .. . . . . . . . . .


                          Energy East Corporation
 . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . .
          (Exact name of registrant as specified in its charter)


          New York                      14-1798693
 . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . .
     (State or other jurisdiction of        (I.R.S. Employer
      incorporation or organization)         Identification No.)

  P.O. Box 12904,  Albany, NY                   12212-2904
 . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . .
(Address of principal executive offices)        (Zip Code)

                                                     518-434-3049
Registrant's telephone number, including area code . . . . . . .

                                    N/A
 . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . .
    Former name, former address and former fiscal year, if changed since last report.


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes [x]         No [ ]

     The number of shares of common stock (par value $.01 per share) outstanding as of July 31, 1998 was 63,807,477.

                            TABLE OF CONTENTS

                                 PART I


                                                            Page

Item 1.      Financial Statements . . . . . . . . . . . . . .  1


Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations
             (a)    Liquidity and Capital Resources . . . . .  7
             (b)    Results of Operations . . . . . . . . . . 10





                                 PART II

Item 1.      Legal Proceedings. . . . . . . . . . . . . . . . 13

Item 6.      Exhibits and Reports on Form 8-K
             (a)    Exhibits. . . . . . . . . . . . . . . . . 15
             (b)    Reports on Form 8-K . . . . . . . . . . . 15



Signature . . . . . . . . . . . . . . . . . . . . . . . . . . 15

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . 16

                          PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                             Energy East Corporation
                 Consolidated Statements of Income - (Unaudited)


                                          Three Months         Six Months
Periods Ended June 30                     1998     1997      1998      1997
                                        (Thousands, except per share amounts)

Operating Revenues
 Electric . . . . . . . . . . . . . .  $485,877 $411,453   $991,465   $862,723
 Natural gas. . . . . . . . . . . . .    54,535   58,917    176,179    195,784
                                        -------  -------  ---------  ---------
    Total Operating Revenues. . . . .   540,412  470,370  1,167,644  1,058,507
                                        -------  -------  ---------  ---------
Operating Expenses
 Fuel used in electric generation . .    55,080   52,706    114,172    112,689
 Electricity purchased. . . . . . . .   164,355   98,247    310,566    191,459
 Natural gas purchased. . . . . . . .    31,251   28,462     88,388     88,869
 Other operating expenses . . . . . .    73,998   80,967    147,166    160,528
 Maintenance. . . . . . . . . . . . .    27,748   30,550     59,697     54,467
 Depreciation and amortization. . . .    47,619   48,027     95,214     96,316
 Other taxes. . . . . . . . . . . . .    50,556   48,668    105,495    103,909
                                        -------  -------  ---------  ---------
    Total Operating Expenses. . . . .   450,607  387,627    920,698    808,237
                                        -------  -------  ---------  ---------
Operating Income. . . . . . . . . . .    89,805   82,743    246,946    250,270
Other Income and Deductions . . . . .     2,151    4,578      4,873      9,346
Interest Charges, Net . . . . . . . .    30,289   29,882     60,924     60,508
Preferred Stock Dividends of
 Subsidiary.. . . . . . . . . . . . .     2,260    2,352      4,529      4,667
                                        -------  -------  ---------  ---------
Income Before Federal Income Taxes. .    55,105   45,931    176,620    175,749
Federal Income Taxes. . . . . . . . .    25,752   22,008     71,096     72,164
                                        -------  -------  ---------  ---------
Net Income. . . . . . . . . . . . . .   $29,353  $23,923   $105,524   $103,585
                                        =======  =======  =========  =========

Earnings Per Share, basic and diluted      $.46     $.35      $1.61      $1.51

Dividends Per Share . . . . . . . . .      $.40     $.35       $.75       $.70

Average Shares Outstanding. . . . . .    64,349   68,279     65,373     68,813








The notes on page 6 are an integral part of the financial statements.

                             Energy East Corporation
                    Consolidated Balance Sheets - (Unaudited)

                                                          June 30,     Dec. 31,
                                                            1998         1997
                                                               (Thousands)
Assets

Current Assets
 Cash and cash equivalents. . . . . . . . . . . . . . .    $59,642      $8,168
 Special deposits . . . . . . . . . . . . . . . . . . .      3,008       3,170
 Accounts receivable, net . . . . . . . . . . . . . . .    150,887     189,008
 Fuel, at average cost. . . . . . . . . . . . . . . . .     39,959      43,706
 Materials and supplies, at average cost. . . . . . . .     40,559      41,561
 Prepayments. . . . . . . . . . . . . . . . . . . . . .     77,494      68,452
 Accumulated deferred federal income
   tax benefits, net. . . . . . . . . . . . . . . . . .     13,963       2,148
                                                        ----------  ----------
    Total Current Assets. . . . . . . . . . . . . . . .    385,512     356,213

Utility Plant, at Original Cost
 Electric . . . . . . . . . . . . . . . . . . . . . . .  5,272,753   5,234,725
 Natural gas. . . . . . . . . . . . . . . . . . . . . .    583,211     576,683
 Common . . . . . . . . . . . . . . . . . . . . . . . .    142,905     152,034
                                                        ----------  ----------
                                                         5,998,869   5,963,442
 Less accumulated depreciation. . . . . . . . . . . . .  2,147,579   2,093,274
                                                        ----------   ----------
    Net Utility Plant in Service. . . . . . . . . . . .  3,851,290   3,870,168
 Construction work in progress. . . . . . . . . . . . .     53,383      52,104
                                                        ----------  ----------
    Total Utility Plant . . . . . . . . . . . . . . . .  3,904,673   3,922,272

Other Property and Investments, Net . . . . . . . . . .    123,500     143,449

Regulatory and Other Assets
 Regulatory assets
  Unfunded future federal income taxes. . . . . . . . .    190,242     243,129
  Unamortized debt expense. . . . . . . . . . . . . . .     73,974      76,418
  Demand-side management program costs. . . . . . . . .     64,466      64,466
  Environmental remediation costs . . . . . . . . . . .     62,500      82,900
  Other . . . . . . . . . . . . . . . . . . . . . . . .    132,549     113,637
                                                        ----------  ----------
 Total regulatory assets. . . . . . . . . . . . . . . .    523,731     580,550

 Other assets . . . . . . . . . . . . . . . . . . . . .     35,643      26,197
                                                        ----------  ----------
    Total Regulatory and Other Assets . . . . . . . . .    559,374     606,747
                                                        ----------  ----------
    Total Assets. . . . . . . . . . . . . . . . . . . . $4,973,059  $5,028,681
                                                        ==========  ==========



The notes on page 6 are an integral part of the financial statements.

                             Energy East Corporation
                    Consolidated Balance Sheets - (Unaudited)

                                                         June 30,    Dec. 31,
Liabilities                                                1998        1997
                                                              (Thousands)
Current Liabilities
 Current portion of long-term debt. . . . . . . . . . .     $7,321    $38,240
 Current portion of preferred stock . . . . . . . . . .     30,000       -
 Commercial paper . . . . . . . . . . . . . . . . . . .     70,000     58,000
 Accounts payable and accrued liabilities . . . . . . .    142,031    124,981
 Interest accrued . . . . . . . . . . . . . . . . . . .     19,658     20,500
 Taxes accrued. . . . . . . . . . . . . . . . . . . . .     38,842      6,146
 Other. . . . . . . . . . . . . . . . . . . . . . . . .     60,002     79,631
                                                        ---------- ----------
   Total Current Liabilities. . . . . . . . . . . . . .    367,854    327,498

Regulatory and Other Liabilities
 Regulatory liabilities
  Deferred income taxes . . . . . . . . . . . . . . . .    101,499     81,986
  Deferred income taxes - unfunded future federal
   income taxes . . . . . . . . . . . . . . . . . . . .     74,428     99,126
  Other . . . . . . . . . . . . . . . . . . . . . . . .     41,067     79,709
                                                        ---------- ----------
 Total regulatory liabilities . . . . . . . . . . . . .    216,994    260,821

 Other liabilities
  Deferred income taxes . . . . . . . . . . . . . . . .    780,207    753,722
  Other postretirement benefits . . . . . . . . . . . .    130,263    117,760
  Environmental remediation costs . . . . . . . . . . .     82,500     82,900
  Other . . . . . . . . . . . . . . . . . . . . . . . .     81,953     73,021
                                                        ---------- ---------
 Total other liabilities. . . . . . . . . . . . . . . .  1,074,923  1,027,403

 Long-term debt . . . . . . . . . . . . . . . . . . . .  1,459,113  1,450,224
                                                        ---------- ----------
    Total Liabilities . . . . . . . . . . . . . . . . .  3,118,884  3,065,946

 Commitments                                                 -          -
 Preferred Stock of Subsidiary
  Preferred stock redeemable solely at the
   option of subsidiary . . . . . . . . . . . . . . . .    104,440    134,440
  Preferred stock subject to mandatory
   redemption requirements. . . . . . . . . . . . . . .     25,000     25,000

 Common Stock Equity
  Common stock (Par value of $.01 and $6.66 2/3 at
   June 30, 1998 and December 31, 1997, respectively) .        640    462,250
  Capital in excess of par value. . . . . . . . . . . .  1,099,159    811,648
  Retained earnings . . . . . . . . . . . . . . . . . .    624,936    568,844
  Treasury stock. . . . . . . . . . . . . . . . . . . .       -       (39,447)
                                                        ---------- ----------
    Total Common Stock Equity . . . . . . . . . . . . .  1,724,735  1,803,295
                                                        ---------- ----------
    Total Liabilities and Stockholders' Equity  . . . . $4,973,059 $5,028,681
                                                        ========== ==========
The notes on page 6 are an integral part of the financial statements.

                             Energy East Corporation
               Consolidated Statements of Cash Flows - (Unaudited)

                                                          Six Months
Periods Ended June 30                                  1998        1997
                                                          (Thousands)
Operating Activities
 Net income . . . . . . . . . . . . . . . . . . . .  $105,524   $103,585
 Adjustments to reconcile net income to net cash
  provided by operating activities
   Depreciation and amortization. . . . . . . . . .    95,214     96,316
   Federal income taxes and investment tax credits
     deferred, net. . . . . . . . . . . . . . . . .    (4,445)   (23,381)
 Changes in current operating assets and liabilities
   Accounts receivable  . . . . . . . . . . . . . .    38,121     53,485
   Inventory. . . . . . . . . . . . . . . . . . . .     4,749        957
   Accounts payable and accrued liabilities . . . .    17,050    (28,658)
   Taxes accrued. . . . . . . . . . . . . . . . . .    32,696     42,825
 Other, net . . . . . . . . . . . . . . . . . . . .     6,879     27,146
                                                      -------    -------
    Net Cash Provided by Operating Activities . . .   295,788    272,275
                                                      -------    -------
Investing Activities
 Utility plant capital expenditures . . . . . . . .   (76,619)   (55,842)
 Proceeds from governmental and other sources . . .       316        911
 Expenditures for other property and investments. .    25,200       (804)
                                                      -------    -------
    Net Cash Used in Investing Activities . . . . .   (51,103)   (55,735)
                                                      -------    -------
Financing Activities
 Repurchase of common stock . . . . . . . . . . . .  (135,359)    (7,254)
 Purchase of treasury stock . . . . . . . . . . . .      -       (39,565)
 Repayments of first mortgage bonds . . . . . . . .   (30,000)   (48,000)
 Changes in funds set aside for first
   mortgage bond repayments . . . . . . . . . . . .      -        25,000
 Long-term notes, net . . . . . . . . . . . . . . .     9,580     (1,667)
 Commercial paper, net. . . . . . . . . . . . . . .    12,000    (91,500)
 Dividends on common stock. . . . . . . . . . . . .   (49,432)   (48,385)
                                                      -------    -------
    Net Cash Used in Financing Activities . . . . .  (193,211)  (211,371)
                                                      -------    -------

Net Increase in Cash and Cash Equivalents . . . . .    51,474      5,169
Cash and Cash Equivalents, Beginning of Period. . .     8,168      8,253
                                                      -------    -------
Cash and Cash Equivalents, End of Period. . . . . .   $59,642    $13,422
                                                      =======    =======

Supplemental Disclosure of Cash Flows Information
 Cash paid during the period
  Interest, net of amounts capitalized. . . . . . .   $52,553    $55,230
  Income taxes. . . . . . . . . . . . . . . . . . .   $37,346    $53,661


The notes on page 6 are an integral part of the financial statements.

                             Energy East Corporation
            Consolidated Statements of Retained Earnings - (Unaudited)



                                                        Six Months
Periods ended June 30                                 1998      1997
                                                        (Thousands)

Balance, beginning of period. . . . . . . . . .    $568,844  $489,129

Add net income. . . . . . . . . . . . . . . . .     105,524   103,585

Deduct dividends on common stock. . . . . . . .      49,432    48,244
                                                   --------  --------

Balance, end of period. . . . . . . . . . . . .    $624,936  $544,470
                                                   ========  ========




























The notes on page 6 are an integral part of the financial statements.

Note 1.   Holding Company Formation

     On May 1, 1998, New York State Electric & Gas Corporation (NYSEG) was reorganized into a holding company structure pursuant to an Agreement and Plan of Share Exchange between NYSEG and Energy East Corporation (Energy East or company). NYSEG's outstanding common stock was exchanged on a share-for-share basis for Energy East's common stock and Energy East became the parent of NYSEG. Energy East's common stock is listed on the New York Stock Exchange under the symbol NEG. NYSEG's common stock was delisted from the New York Stock Exchange. The preferred stock and debt of NYSEG were not exchanged and remain securities of NYSEG.


Note 2.   Principles of Consolidation

     Energy East's 1997 and 1998 consolidated financial statements include the company's subsidiaries, NYSEG, NGE
Generation, Inc. (GenSub) and NGE Enterprises, Inc. (NGE
Enterprises).


Note 3.   Unaudited Consolidated Financial Statements

     The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the company's consolidated results for the interim periods. All such adjustments, other than those related to the reorganization into the holding company structure noted above, are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in NYSEG's annual report for the year ended December 31, 1997. Due to the seasonal nature of the company's operations, financial results for interim periods are not neces-sarily indicative of trends for a twelve-month period.


Note 4.   Reclassifications

     Certain amounts have been reclassified on the consolidated financial statements to conform with the 1998 presentation.

Item 2. Management's discussion and analysis of financial condition and results of operations

(a) Liquidity and Capital Resources

Competitive Conditions (See NYSEG's Form 10-K for the fiscal year ended December 31, 1997, Item 7 - Liquidity and Capital Resources
- Competitive Conditions - Electric Industry, Natural Gas Industry and Accounting Issues; and NYSEG's Form 10-Q for the quarter ended March 31, 1998, Item 2(a) - Liquidity and Capital Resources - Competitive Conditions - Electric Industry and Natural Gas Industry.)

Holding Company Structure

     On May 1, 1998, Energy East became the parent of NYSEG. Subsidiaries of the company include NYSEG, GenSub and NGE Enterprises. NYSEG is a regulated utility transmitting and delivering electricity, transporting and delivering natural gas, and generating electricity from its nuclear and hydroelectric stations. GenSub produces electricity from seven coal-fired stations. NGE Enterprises, a holding company, has subsidiaries that provide energy services.

Electric Industry

Generation Business: All of GenSub's generating units are in service for the summer peak load period, including the two units, with a total generating capacity of 92 megawatts, that were placed on long-term cold standby in 1995 and 1996.

     NYSEG put GenSub's seven coal-fired generating stations and associated assets and liabilities up for auction earlier this year. NYSEG and GenSub accepted offers totaling $1.85 billion from The AES Corporation and Edison Mission Energy in August 1998, for the generation assets. The contract with The AES Corporation is for the purchase of the generation assets in New York State, and the contract with Edison Mission Energy is for the purchase of the Homer City Generating Station in Pennsylvania. The total sales price provides full recovery of the net book value of the generation assets. There are a number of items such as depreciation, book value of inventories and taxes that between now and the date of the closing will affect the financial statements as NYSEG and GenSub continue to precisely define the specific costs of the items included in the transactions. Pursuant to NYSEG's restructuring plan approved by the Public Service Commission of the State of New York (PSC) in January 1998 all proceeds, net of taxes and transaction costs, in excess of the net book value of the generation assets, less funded deferred taxes, will be used to write down NYSEG's 18% investment in Nine Mile Point nuclear generating unit No. 2.

     This transaction, including the writeoff and writedown at NYSEG of the coal-fired and nuclear generation assets, and corresponding common stock equity, will not adversely affect the financial condition of Energy East or any of its subsidiaries. For regulatory purposes, any reduction in NYSEG's common stock equity balance resulting from such writeoff and writedown of the generation assets, or the repurchase of common stock, is eliminated before NYSEG's electric return on equity is calculated in accordance with the 12% earnings cap approved by the PSC in January 1998 in NYSEG's restructuring plan.

     NYSEG and GenSub will file with the appropriate regulatory bodies seeking approval of the sales, and the sales are expected to close early next year. Energy East plans to use the proceeds from the sales to repurchase common stock and expand its energy distribution system throughout the Northeast.

FERC Orders 888 and 889: The Federal Energy Regulatory Commission (FERC) issued Orders 888 and 889 in April 1996, adopting rules to facilitate the development of competitive wholesale electricity markets by opening up transmission services and to address the resulting stranded costs. In subsequent orders the FERC generally affirmed Orders 888 and 889. Various parties, including NYSEG, have filed petitions for review of these orders with the United States Courts of Appeals in various circuits.

     The FERC accepted, in February 1997, a compliance filing of the New York Power Pool (NYPP), of which NYSEG is a member, in response to Order 888. NYPP members submitted additional filings to the FERC in 1997 proposing the restructuring of the NYPP by establishing an Independent System Operator (NYISO), a Power Exchange and a New York State Reliability Council (NYSRC). The FERC approved the formation of the NYISO and NYSRC in June 1998 and indicated that it would later rule on the rates, terms and conditions of service to be implemented by the NYISO under the NYISO tariff. These additional FERC rulings are needed before the NYISO, NYSRC and the restructured market can commence operation. The company is unable to predict the outcome that the remaining FERC proceedings will have on the NYISO and their ultimate effect on the company's financial position or results of operations.

Natural Gas Industry

Joint Venture with Central Maine Power Company: The Maine Public Utilities Commission approved the joint venture's application to provide natural gas service to the Augusta, Bangor, Bath-Brunswick, Bethel, Waterville and Windham communities. The joint venture's plans have been developed to coincide with the construction schedules of two pipelines from Canada, with initial service to customers anticipated by the end of 1998.

NYSEG's Natural Gas Rate Settlement Agreement: NYSEG filed a natural gas rate settlement agreement with the Public Service Commission of the State of New York (PSC) on May 26, 1998. Subject to final approval by the PSC, this settlement agreement will reduce prices for most customers. The settlement agreement is expected to become effective September 1, 1998 and continue through August 31, 2002.

     The settlement agreement provides for a reduction of $26.9 million, or 2.2%, in NYSEG's natural gas revenues over the term of the agreement. An earnings sharing mechanism in the settlement agreement provides that any excess of the average earned equity returns, as determined for the first 24 months of the agreement and then for the remaining term of the agreement, will be shared equally between customers and shareholders. If NYSEG's gas-related equity ratio is 48% or higher, the average earned equity return sharing threshold will be 13%. If the gas-related equity ratio is below 48%, the average earned equity return sharing threshold will be 12.5%.

Investing Activities

     Capital expenditures for the first six months of 1998 were $77 million. The company estimates its capital expenditures for 1998 will be about $150 million, primarily for extension of service and necessary improvements to existing facilities. These expenditures are expected to be financed entirely with internally generated funds.

Financing Activities

     During the second quarter of 1998 the company repurchased
500,100 shares of common stock as part of its common stock repurchase program.

     In July 1998 NYSEG redeemed, at a premium, $30 million of 6.48% preferred stock.

Forward-Looking Statements

     This Form 10-Q quarterly report includes certain forward-looking statements that are based upon management's current expectations and information currently available. Whenever used in this report, the words "estimate," "expect," or similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, regulatory developments; the rapidly changing and increasingly competitive electric and natural gas utility markets; the ability to obtain adequate and timely rate relief; cost recovery, including the potential effect of stranded costs; legal or administrative proceedings; business conditions; technological developments; changes in the cost or availability of capital; labor developments; nuclear or environmental incidents; factors affecting the utility industry in general, such as deregulation and unbundling of energy services; weather conditions; changes in fuel supply or cost; and other considerations that may be disclosed from time to time in the company's publicly disseminated documents and filings. The company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

(b) Results of Operations

                                     Three Months Ended June 30,
                                     1998        1997     Change
                           (Thousands, except per share amounts)

Total Operating Revenues           $540,412    $470,370     15%
Operating Income                    $89,805     $82,743      9%
Net Income                          $29,353     $23,923     23%
Average Shares Outstanding           64,349      68,279     (6%)
Earnings Per Share,
  basic and diluted                    $.46        $.35     31%
Dividends Per Share                    $.40        $.35     14%


     Earnings per share for the second quarter of 1998 improved primarily due to cost control efforts, higher electric deliveries and a reduction in the number of common shares outstanding, partially offset by lower natural gas retail deliveries due to warmer weather.




                                       Six Months Ended June 30,
                                     1998        1997     Change
                           (Thousands, except per share amounts)

Total Operating Revenues         $1,167,644  $1,058,507     10%
Operating Income                   $246,946    $250,270     (1%)
Net Income                         $105,524    $103,585      2%
Average Shares Outstanding           65,373      68,813     (5%)
Earnings Per Share,
  basic and diluted                   $1.61       $1.51      7%
Dividends Per Share                    $.75        $.70      7%


     Earnings per share increased for the six months primarily due to cost control efforts, a reduction in the number of common shares outstanding and higher electric wholesale deliveries. Those increases were partially offset by lower electric and natural gas retail deliveries primarily because of unusually warm weather during the heating season in the first quarter of this year.

Operating Results by Business Segment

Electric                             Three Months Ended June 30,
                                     1998        1997     Change
                                        (Thousands)
Retail Deliveries-
  Megawatt-hours                      3,130       3,071      2%
Operating Revenues                 $485,877    $411,453     18%
Operating Expenses                 $394,262    $334,939     18%
Operating Income                    $91,615     $76,514     20%


     Operating revenues increased $74 million due to higher electric wholesale deliveries of $71 million and higher electric retail deliveries of $3 million.

     The $59 million increase in operating expenses was primarily due to a $67 million increase in electricity purchased for wholesale deliveries, partially offset by a $1 million decrease in electricity purchased for retail deliveries and a $10 million decrease in various operating and maintenance costs.



                                       Six Months Ended June 30,
                                     1998        1997     Change
                                        (Thousands)
Retail Deliveries-
  Megawatt-hours                      6,520       6,563     (1%)
Operating Revenues                 $991,465    $862,723     15%
Operating Expenses                 $778,584    $666,908     17%
Operating Income                   $212,881    $195,815      9%


     Electric retail deliveries decreased primarily because of unusually warm weather during the heating season in the first quarter of this year.

     The $129 million increase in operating revenues was primarily due to a $134 million increase in wholesale deliveries, partially offset by an $11 million decrease in retail deliveries.

     Operating expenses for the six months increased $112 million primarily due to a $123 million increase in electricity purchased for wholesale deliveries, partially offset by a $4 million decrease in electricity purchased for retail deliveries and a $9 million decrease in various operating and maintenance costs.

Natural Gas                          Three Months Ended June 30,
                                     1998        1997     Change
                                        (Thousands)
Retail Deliveries-
   Dekatherms                         9,305      10,889    (15%)
Operating Revenues                  $54,535     $58,917     (7%)
Operating Expenses                  $56,345     $52,688      7%
Operating Income                    ($1,810)     $6,229   (129%)


     Natural gas retail deliveries decreased because of warmer weather this quarter.

     The $4 million decrease in natural gas operating revenues was primarily due to lower retail deliveries that reduced revenues $13 million, partially offset by increases of $3 million and $2 million in wholesale sales and other revenues, respectively, and a more favorable sales mix that added $4 million to revenues.

     Natural gas operating expenses increased $4 million for the quarter primarily due to a $3 million increase in natural gas purchased.



                                       Six Months Ended June 30,
                                     1998        1997     Change
                                        (Thousands)
Retail Deliveries-
   Dekatherms                        30,584      34,308    (11%)
Operating Revenues                 $176,179    $195,784    (10%)
Operating Expenses                 $142,114    $141,329      1%
Operating Income                    $34,065     $54,455    (37%)


     Natural gas operating revenues decreased $20 million for the six months. Revenues were reduced $30 million by lower retail deliveries, primarily due to warmer weather. That decrease was partially offset by increases of $5 million and $2 million in wholesale sales and other revenues, respectively, and a more favorable sales mix that added $4 million to revenues.

PART II - OTHER INFORM                      ATION

Item 1.  Legal Proceedings


(a) By letter dated April 20, 1992, the Environmental Protection Agency (EPA) notified NYSEG that it had been identified as a potentially responsible party (PRP) at the Bern Metal Removal Site (Bern Metal Site) in Buffalo, New York. Six other PRPs have been identified by the EPA. The EPA has taken response actions at the Bern Metal Site, including investigation, excavation, and removal of drums and contaminated soil, and implementation of measures to prevent surface water run-off. The EPA demanded that NYSEG reimburse the EPA Hazardous Substances Superfund $2 million in response costs incurred to date by the EPA, with interest accruing from the date of the demand. In September 1995 NYSEG and the EPA reached an agreement on a consent order under which NYSEG would pay the sum of $10,000 in return for a covenant by the EPA not to sue NYSEG for the EPA's response costs, and to protect NYSEG from claims of contribution by other PRPs for such costs incurred to date. The consent order was approved and in July 1998 NYSEG paid $10,000 to the EPA. (See NYSEG's Form 10-K for the fiscal year ended December 31, 1997, Item 3. Legal Proceedings.)

(b) On May 22, 1998, NYSEG, along with fifteen other parties, received a special notice pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) from the EPA, asking whether the recipients wished to voluntarily finance or perform the remedial design and remedial action at the Rosen Brothers Site in the City of Cortland, New York. The estimated total present-worth cost of the selected remedy is $3,140,000. The EPA also requested reimbursement of past costs at the site of approximately $692,000, plus interest. Pursuant to the special notice procedures of CERCLA, NYSEG, along with certain other parties that received the special notice, submitted a "good faith offer" on July 21, 1998, to voluntarily contribute to the cost of the remedial design and remedial action. NYSEG has entered into discussions with the other PRPs at the site in an attempt to reach an agreement concerning allocation of costs. Such discussions are proceeding under the supervision of an alternative dispute resolution specialist retained by the EPA. (See NYSEG's Form 10-K for the fiscal year ended December 31, 1997, Item 3. Legal Proceedings.)

(c) NYSEG, on June 15, 1998, commenced an action in the New York State Supreme Court, Tompkins County against Niagara Mohawk Power Corporation (NiMo) seeking an order enjoining NiMo from transferring operating responsibility for the Nine Mile Point nuclear generating unit No. 2 (NMP2) to the New York Nuclear Operating Company (NYNOC) without NYSEG's consent. NYSEG has an undivided 18% interest in NMP2, which is operated by NiMo. Ownership of NMP2 is shared with NiMo 41%, Long Island Power Authority 18%, Rochester Gas and Electric Corporation 14% and Central Hudson Gas & Electric Corporation 9%. The lawsuit also seeks to recover damages for funds used by NiMo to promote the establishment of NYNOC and the transfer of operating responsibility for NMP2 to NYNOC. NYNOC was established for the purpose of assuming operation of all of the nuclear generating units in New York State. NYSEG believes that the establishment of NYNOC will not result in either improved operational performance or reduced costs sufficient to offset the development and implementation expenses likely to be incurred by its creation. On July 7, 1998, NYSEG served an amended complaint on NiMo alleging that NiMo had breached its fiduciary obligation to NYSEG by engaging in negotiations with a third party for the sale of NMP2, including NYSEG's share, without advising NYSEG of those negotiations, or allowing it to participate in the negotiations, and by NiMo conducting the negotiations in a manner designed to limit the interest of the third party in purchasing NMP2.

Item 6.    Exhibits and Reports on Form 8-K

  (a) Exhibits - See Exhibit Index.

  (b) Reports on Form 8-K

      A report on Form 8-K dated May 1, 1998, was filed to report certain information under Item 5, "Other Events" and Item 7,
"Financial Statements and Exhibits."




                            Signature


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ENERGY EAST CORPORATION
                                     (Registrant)



                       By          Wesley W. von Schack
                                   Wesley W. von Schack
                           Chairman and Chief Financial Officer


Date:  August 13, 1998

                          EXHIBIT INDEX

(a)(1)  The following exhibits are delivered with this report:

Exhibit No.
    3-1  - By-Laws of the Company as amended June 5, 1998.
(A)10-1  - 1997 Stock Option Plan Amendment No. 1.
(A)10-2  - Non-Statutory Stock Option Award Agreement Amendment
           No.1.
   27    - Financial Data Schedule.


(a)(2)  The follow exhibit is incorporated herein by reference:

Exhibit No.               Filed in                 As Exhibit No.
(A)10-3 - Amended and Restated Employment Agreement
           for W. W. von Schack - New York State
           Electric & Gas Corporation's Form 10-Q
           for the quarter ended June 30, 1998 -
           File No. 1-3103-2.                           10-52
(A)10-4 - Amended and Restated Employment Agreement
           for M. I. German - New York State Electric
           & Gas Corporation's Form 10-Q for the
           quarter ended June 30, 1998 - File No.
           1-3103-2.                                    10-53
(A)10-5 - Amended and Restated Employment Agreement
           for K. M. Jasinski - New York State Electric
           & Gas Corporation's Form 10-Q for the
           quarter ended June 30, 1998 - File No.
           1-3103-2.                                    10-54




















(A) Management contract or compensatory plan or arrangement.