Form 10-Q
period 1998-09-30
ENERGY EAST CORP
filed 1998-11-13
CIK 1046861

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                                      September 30, 1998
For the quarterly period ended. . . . . . . .. . . . . . . . . .

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

                      Yes [x]         No [ ]

     The number of shares of common stock (par value $.01 per share) outstanding as of October 31, 1998 was 63,161,677.

                            TABLE OF CONTENTS

                                 PART I


                                                            Page

Item 1.      Financial Statements . . . . . . . . . . . . . .  1


Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations
             (a)    Liquidity and Capital Resources . . . . .  7
             (b)    Results of Operations . . . . . . . . . . 12





                                 PART II

Item 1.      Legal Proceedings. . . . . . . . . . . . . . . . 15

Item 5.      Other Information. . . . . . . . . . . . . . . . 15

Item 6.      Exhibits and Reports on Form 8-K
             (a)    Exhibits. . . . . . . . . . . . . . . . . 16
             (b)    Reports on Form 8-K . . . . . . . . . . . 16



Signature . . . . . . . . . . . . . . . . . . . . . . . . . . 16

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . 17

                          PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                             Energy East Corporation
                 Consolidated Statements of Income - (Unaudited)



Periods Ended September 30                Three Months         Nine Months
                                          1998     1997      1998       1997
                                         (Thousands, except per share amounts)
Operating Revenues
 Electric . . . . . . . . . . . . . .  $654,655 $456,530 $1,646,120 $1,319,253
 Natural gas. . . . . . . . . . . . .    37,576   36,299    213,755    232,083
                                        -------  -------  ---------  ---------
      Total Operating Revenues. . . .   692,231  492,829  1,859,875  1,551,336
                                        -------  -------  ---------  ---------
Operating Expenses
 Fuel used in electric generation . .    63,172   60,583    177,344    173,272
 Electricity purchased. . . . . . . .   275,405  102,833    585,971    294,292
 Natural gas purchased. . . . . . . .    23,536   21,608    111,924    110,477
 Other operating expenses . . . . . .    87,325  106,494    234,491    267,022
 Maintenance. . . . . . . . . . . . .    25,467   25,359     85,164     79,826
 Depreciation and amortization. . . .    45,104   46,062    140,318    142,378
 Other taxes. . . . . . . . . . . . .    53,121   49,064    158,616    152,973
                                        -------  -------  ---------  ---------
      Total Operating Expenses. . . .   573,130  412,003  1,493,828  1,220,240
                                        -------  -------  ---------  ---------
Operating Income. . . . . . . . . . .   119,101   80,826    366,047    331,096
Other Income and Deductions . . . . .     6,323    3,166     11,196     12,512
Interest Charges, Net . . . . . . . .    30,481   29,623     91,405     90,131
Preferred Stock Dividends of
 Subsidiary . . . . . . . . . . . . .     2,351    2,348      6,880      7,015
                                        -------  -------  ---------  ---------
Income Before Federal Income Taxes. .    79,946   45,689    256,566    221,438
Federal Income Taxes. . . . . . . . .    34,896   19,760    105,992     91,924
                                        -------  -------  ---------  ---------
Net Income. . . . . . . . . . . . . .   $45,050  $25,929   $150,574   $129,514
                                        =======  =======  =========  =========

Earnings Per Share, basic and diluted      $.71     $.38      $2.32      $1.89

Dividends Per Share . . . . . . . . .      $.40     $.35      $1.15      $1.05

Average Shares Outstanding. . . . . .    63,667   67,503     64,798     68,371









The notes on page 6 are an integral part of the financial statements.

                             Energy East Corporation
                    Consolidated Balance Sheets - (Unaudited)

                                                          Sep. 30,     Dec. 31,
                                                            1998         1997
                                                               (Thousands)
Assets

Current Assets
 Cash and cash equivalents. . . . . . . . . . . . . . .    $35,952      $8,168
 Special deposits . . . . . . . . . . . . . . . . . . .      4,498       3,170
 Accounts receivable, net . . . . . . . . . . . . . . .    133,759     189,008
 Fuel, at average cost. . . . . . . . . . . . . . . . .     45,299      43,706
 Materials and supplies, at average cost. . . . . . . .     39,008      41,561
 Prepayments. . . . . . . . . . . . . . . . . . . . . .    109,467      68,452
 Accumulated deferred federal income
   tax benefits, net. . . . . . . . . . . . . . . . . .      9,525       2,148
                                                        ----------  ----------
    Total Current Assets. . . . . . . . . . . . . . . .    377,508     356,213

Utility Plant, at Original Cost
 Electric . . . . . . . . . . . . . . . . . . . . . . .  5,287,083   5,234,725
 Natural gas. . . . . . . . . . . . . . . . . . . . . .    591,864     576,683
 Common . . . . . . . . . . . . . . . . . . . . . . . .    145,476     152,034
                                                        ----------  ----------
                                                         6,024,423   5,963,442
 Less accumulated depreciation. . . . . . . . . . . . .  2,172,996   2,093,274
                                                        ----------   ----------
    Net Utility Plant in Service. . . . . . . . . . . .  3,851,427   3,870,168
Construction work in progress . . . . . . . . . . . . .     28,841      52,104
                                                        ----------  ----------
    Total Utility Plant . . . . . . . . . . . . . . . .  3,880,268   3,922,272

Other Property and Investments, Net . . . . . . . . . .    121,446     143,449

Regulatory and Other Assets
 Regulatory assets
  Unfunded future federal income taxes. . . . . . . . .    190,014     243,129
  Unamortized debt expense. . . . . . . . . . . . . . .     72,752      76,418
  Demand-side management program costs. . . . . . . . .     64,466      64,466
  Environmental remediation costs . . . . . . . . . . .     61,800      82,900
  Other . . . . . . . . . . . . . . . . . . . . . . . .    131,238     113,637
                                                        ----------  ----------
 Total regulatory assets. . . . . . . . . . . . . . . .    520,270     580,550

 Other assets . . . . . . . . . . . . . . . . . . . . .     40,847      26,197
                                                        ----------  ----------
    Total Regulatory and Other Assets . . . . . . . . .    561,117     606,747
                                                        ----------  ----------
    Total Assets. . . . . . . . . . . . . . . . . . . . $4,940,339  $5,028,681
                                                        ==========  ==========



The notes on page 6 are an integral part of the financial statements.

                             Energy East Corporation
                    Consolidated Balance Sheets - (Unaudited)

                                                         Sep. 30,    Dec. 31,
Liabilities                                                1998        1997
                                                              (Thousands)
Current Liabilities
 Current portion of long-term debt. . . . . . . . . . .     $3,578    $38,240
 Commercial paper . . . . . . . . . . . . . . . . . . .     59,900     58,000
 Accounts payable and accrued liabilities . . . . . . .    123,340    124,981
 Interest accrued . . . . . . . . . . . . . . . . . . .     35,362     20,500
 Taxes accrued. . . . . . . . . . . . . . . . . . . . .     42,140      6,146
 Other. . . . . . . . . . . . . . . . . . . . . . . . .     68,466     79,631
                                                        ---------- ----------
   Total Current Liabilities. . . . . . . . . . . . . .    332,786    327,498

Regulatory and Other Liabilities
 Regulatory liabilities
  Deferred income taxes . . . . . . . . . . . . . . . .    100,381     81,986
  Deferred income taxes - unfunded future federal
   income taxes . . . . . . . . . . . . . . . . . . . .     74,159     99,126
  Other . . . . . . . . . . . . . . . . . . . . . . . .     43,453     79,709
                                                        ---------- ----------
 Total regulatory liabilities . . . . . . . . . . . . .    217,993    260,821

 Other liabilities
  Deferred income taxes . . . . . . . . . . . . . . . .    785,752    753,722
  Other postretirement benefits . . . . . . . . . . . .    136,770    117,760
  Environmental remediation costs . . . . . . . . . . .     81,800     82,900
  Other . . . . . . . . . . . . . . . . . . . . . . . .     80,112     73,021
                                                        ---------- ----------
 Total other liabilities. . . . . . . . . . . . . . . .  1,084,434  1,027,403

 Long-term debt . . . . . . . . . . . . . . . . . . . .  1,462,087  1,450,224
                                                        ---------- ----------
    Total Liabilities . . . . . . . . . . . . . . . . .  3,097,300  3,065,946

 Commitments                                                 -          -
 Preferred Stock of Subsidiary
  Preferred stock redeemable solely at the
   option of subsidiary . . . . . . . . . . . . . . . .    104,440    134,440
  Preferred stock subject to mandatory
   redemption requirements. . . . . . . . . . . . . . .     25,000     25,000

 Common Stock Equity
  Common stock (Par value of $.01 and $6.66 2/3 at
   Sep. 30, 1998 and Dec. 31, 1997, respectively) . . .        633    462,250
  Capital in excess of par value. . . . . . . . . . . .  1,068,522    811,648
  Retained earnings . . . . . . . . . . . . . . . . . .    644,444    568,844
  Treasury stock. . . . . . . . . . . . . . . . . . . .       -       (39,447)
                                                        ---------- ----------
    Total Common Stock Equity . . . . . . . . . . . . .  1,713,599  1,803,295
                                                        ---------- ----------
    Total Liabilities and Stockholders' Equity  . . . . $4,940,339 $5,028,681
                                                        ========== ==========

The notes on page 6 are an integral part of the financial statements.

  Energy East Corporation
             Consolidated Statements of Cash Flows - (Unaudited)

                                                         Nine Months
Periods Ended September 30                             1998        1997
                                                          (Thousands)

Operating Activities
 Net income . . . . . . . . . . . . . . . . . . .  $150,574   $129,514
 Adjustments to reconcile net income to net cash
  provided by operating activities
   Depreciation and amortization. . . . . . . . .   140,318    142,378
   Federal income taxes and investment tax credits
     deferred, net .  . . . . . . . . . . . . . .     2,414    (23,164)
 Changes in current operating assets and liabilities
   Accounts receivable. . . . . . . . . . . . . .    55,249     68,630
   Inventory. . . . . . . . . . . . . . . . . . .       960     (5,870)
   Prepayments. . . . . . . . . . . . . . . . . .   (41,015)    (4,253)
   Accounts payable and accrued liabilities . . .    (1,641)   (25,177)
   Taxes accrued. . . . . . . . . . . . . . . . .    35,994     39,278
   Interest accrued . . . . . . . . . . . . . . .    14,862     13,354
 Other, net . . . . . . . . . . . . . . . . . . .    38,276     63,736
                                                     --------   --------
    Net Cash Provided by Operating Activities . .   395,991    398,426
                                                     --------   --------
Investing Activities
 Utility plant additions. . . . . . . . . . . . .  (100,392)   (90,821)
 Proceeds from governmental and other sources . .       319      1,041
 Other property and investment additions. . . . .    24,934    (53,179)
                                                     --------   --------
    Net Cash Used in Investing Activities . . . .   (75,139)  (142,959)
                                                     --------   --------
Financing Activities
 Repurchase of common stock . . . . . . . . . . .  (166,595)    (7,245)
 Purchase of treasury stock . . . . . . . . . . .      -       (39,565)
 Repayments of first mortgage bonds and preferred
    stock of subsidiary, including net premiums .   (60,600)   (73,000)
 Changes in funds set aside for first
    mortgage bond repayments. . . . . . . . . . .      -        25,000
 Long-term notes, net . . . . . . . . . . . . . .     7,201     (4,339)
 Commercial paper, net. . . . . . . . . . . . . .     1,900    (84,900)
 Dividends on common stock. . . . . . . . . . . .   (74,974)   (72,015)
                                                     --------   --------
    Net Cash Used in Financing Activities . . . .  (293,068)  (256,064)
                                                     --------   --------
Net Increase (Decrease) in Cash and
   Cash Equivalents . . . . . . . . . . . . . . .    27,784       (597)
Cash and Cash Equivalents, Beginning of Period. .     8,168      8,253
                                                     --------   --------
Cash and Cash Equivalents, End of Period. . . . .   $35,952     $7,656
                                                     ========   ========
Supplemental Disclosure of Cash Flows Information
 Cash paid during the period
  Interest, net of amounts capitalized. . . . . .   $62,777    $66,652
  Income taxes. . . . . . . . . . . . . . . . . .   $62,349    $74,246

The notes on page 6 are an integral part of the financial statements.

                             Energy East Corporation
            Consolidated Statements of Retained Earnings - (Unaudited)



                                                       Nine Months
Periods ended September 30,                           1998      1997
                                                        (Thousands)

Balance, beginning of period. . . . . . . . .    $568,844  $489,129

Add net income. . . . . . . . . . . . . . . .     150,574   129,514

Deduct dividends on common stock. . . . . . .      74,974    71,870
                                                   --------  --------

Balance, end of period. . . . . . . . . . . .    $644,444  $546,773
                                                   ========  ========





































The notes on page 6 are an integral part of the financial statements.

Note 1.   Holding Company Formation

     Energy East Corporation is a diversified energy services company with operations in New York, Massachusetts, Maine and New Hampshire. We deliver electricity and natural gas to retail customers and we provide electricity, natural gas and energy management and other services to retail and wholesale customers in the Northeast.

     On May 1, 1998, Energy East Corporation became the parent of New York State Electric & Gas Corporation (NYSEG) pursuant to an Agreement and Plan of Share Exchange between Energy East and NYSEG. Each share of NYSEG's outstanding common stock was exchanged for a share of Energy East's common stock. NYSEG's common stock was delisted from the New York Stock Exchange. The preferred stock and debt of NYSEG were not exchanged and remain securities of NYSEG.


Note 2.   Principles of Consolidation

     These financial statements consolidate our majority-owned subsidiaries after eliminating all intercompany transactions.


Note 3.   Unaudited Consolidated Financial Statements

     The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of our consolidated results for the interim periods. All such adjustments, other than those related to the reorganization into the holding company structure noted above, are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in NYSEG's annual report for the year ended December 31, 1997. Due to the seasonal nature of our operations, financial results for interim periods are not necessarily indicative of trends for a twelve-month period.


Note 4.   Reclassifications

     Certain amounts have been reclassified on the consolidated financial statements to conform with the 1998 presentation.

Item 2. Management's discussion and analysis of financial condition and results of operations

(a) Liquidity and Capital Resources

Competitive Conditions (See NYSEG's Form 10-K for the fiscal year ended December 31, 1997, Item 7 - Liquidity and Capital Resources
- Competitive Conditions - Electric Industry, Natural Gas Industry and Accounting Issues; and our Form 10-Q for the quarter ended June 30, 1998, Item 2(a) - Liquidity and Capital Resources
- Competitive Conditions - Holding Company Structure, Electric Industry and Natural Gas Industry.)

Electric Business

Sale of our Coal-fired Generation Assets: Taking advantage of a strong market for generation assets in the Northeast, we put our seven coal-fired stations and associated assets and liabilities up for auction earlier this year. We accepted offers totaling $1.85 billion from The AES Corporation and Edison Mission Energy in August 1998 for those generation assets.

     All proceeds, net of taxes and transaction costs, in excess of the net book value of the generation assets, less funded deferred taxes, will be used to write down our 18% investment in Nine Mile Point nuclear generating unit No. 2. This treatment is in accordance with our restructuring plan approved by the Public Service Commission of the State of New York in January 1998. There are a number of items such as depreciation, book value of inventories, taxes and the exact date of the closing that will affect the financial statements as we continue to precisely define the specific costs of the items included in the transactions. Any differences will affect the net proceeds.

     On November 4, 1998, we received approval of the sales from the PSC. Other regulatory approvals are expected by the end of 1998, and we expect the sales to close by the end of the first quarter of 1999.

     We are also developing strategies to satisfy our remaining energy requirements in New York after the coal-fired stations are sold and have requested firm proposals for power to meet those energy requirements. The power may be purchased at market prices that exceed the cost to generate the power from the coal-fired stations, which would increase our operating expenses. We expect to finalize these strategies by the end of 1998.

     In approving the sale of the coal-fired stations, the PSC stated that the $400 million in excess proceeds will be reflected as a reduction of rate base in the calculation of earnings subject to the 12% annual earnings cap in NYSEG's electric return on equity calculation, with earnings in excess of 12% being returned to customers. The methodology for reflecting the $400 million excess in the earnings cap has not been determined and, therefore, we are unable to predict what effect, if any, this may have on future earnings.

New York Power Pool Restructuring: The Federal Energy Regulatory Commission issued Orders 888 and 889 in 1996 to foster the development of competitive wholesale electricity markets by opening up transmission services and to address the resulting stranded costs. In subsequent orders the FERC generally affirmed Orders 888 and 889. Various parties, including NYSEG, have appealed these orders in the United States Court of Appeals for the D.C. Circuit.

     In response to Order 888, the New York Power Pool submitted a compliance filing to the FERC that was accepted in 1997. NYPP members submitted additional filings to the FERC in 1997 proposing the restructuring of the NYPP by establishing a New York Independent System Operator, a Power Exchange and a New York State Reliability Council. The FERC approved the formation of the system operator and reliability council in June 1998 and indicated that it would rule on the rates, terms and conditions of service to be implemented by the system operator under the system operator's tariff at a later time. These additional FERC rulings are needed before the system operator, the reliability council and the restructured market can begin operating. We are unable to predict the outcome that the remaining FERC proceedings will have on the system operator and their ultimate effect on our financial position or results of operations.


Natural Gas Business

Natural Gas Rate Agreement: NYSEG filed a natural gas rate agreement with the PSC in May 1998. This agreement cuts prices for most customers by reducing natural gas revenues by $26.9 million, or 2.2%, over the course of the agreement. The PSC approved the agreement in September 1998 after making certain modifications, which included assuring that no customer receive a rate increase. After seeking clarification of the modifications from the PSC Staff, NYSEG accepted the PSC Order with the clarifications and one modification. NYSEG requested that the present rates for certain areas be maintained. NYSEG is waiting for a response from the PSC.

Role of Local Distribution Companies: The PSC issued a press release on October 7, 1998, setting forth its vision for furthering competition in the natural gas industry in New York State. The PSC's vision is based on their Staff's Report issued in September 1997 and calls for natural gas utilities to become only transporters of natural gas over a three to seven year period. We believe the competitive marketplace, not the PSC, should decide who will be the suppliers of natural gas and that removing natural gas utilities from this role will result in higher prices to consumers. Recently we received the PSC's policy statement related to this issue. We have not yet determined its effect on us.

Other Operations

CMP Natural Gas LLC: We signed an agreement with Central Maine Power Company in November 1997 to form a jointly-owned company (CMP Natural Gas) to distribute natural gas in Maine and New Hampshire to customers who are not currently served. CMP Natural Gas has received approval from the Maine Public Utility Commission to provide service to 60 towns in Maine. CMP Natural Gas' plans have been developed to coincide with the construction schedules of two natural gas pipelines from Canada. One pipeline began construction in mid-1998 and the other is expected to begin in early 1999. CMP Natural Gas expects initial service to customers in early 1999.

New Hampshire Gas Corporation: We established a presence in New
Hampshire with our purchase of a franchise and propane air distribution system in Keene, New Hampshire. Our short-term plans call for the continuation of the existing propane air distribution system. Long-term plans call for bringing natural gas to the Keene area.

Year 2000

     Many of our computer systems, which include mainframe systems and special-purpose systems, refer to years in terms of their final two digits only. Such systems may interpret the year 2000 as the year 1900. If not corrected, those systems could cause us to, among other things, issue inaccurate bills, report inaccurate data or incur energy delivery problems.

     We are working diligently to identify and address all of our systems affected by this problem. We have identified and taken appropriate corrective action on all of our mainframe systems.
Those systems are now able to process year 2000 and beyond transactions.

     We have identified approximately 6,000 items in our special-purpose systems that are potentially affected by the Year 2000 problem. We have fixed, eliminated, replaced or found no problem with over 80% of these items. However, additional items in our special-purpose systems continue to be identified as we fully review our systems. We expect our review of our special-purpose systems and appropriate corrective action to be completed in early 1999, except for our desktop computers. All of our desktop computers will be replaced or certified Year 2000 compliant by the end of the second quarter of 1999.

     Our review of our computer systems revealed that most of those requiring modifications or "fixes" do not control the delivery of electricity and natural gas to our customers. Instead they affect human resources, financial accounting, materials management and other areas.

     The Year 2000 issue could also adversely affect us if third parties such as business partners, government agencies, other utilities, financial institutions, suppliers and customers fail to correct their Year 2000 problems. We have contacted key external parties to determine the status of their Year 2000 programs. Some have not responded satisfactorily, and some have not responded at all. Some contingency plans that we are developing will assume that such third parties will not be Year 2000 compliant.

     Identifying and addressing systems affected by the Year 2000 problem has been a high priority. Senior management began investigating the Year 2000 problem in 1996. Through the third quarter of 1998 we have spent approximately $8.5 million and expect to spend an additional $3.0 million before we finish. These amounts are being expensed as incurred and are being financed entirely with internally generated funds. At this time we believe that we have allocated adequate resources to address our Year 2000 issues.

     Our Year 2000 program is progressing on schedule and we believe we are taking all necessary steps to address this issue successfully. As part of our normal business practice we have plans in place for use during emergencies, some of which could arise from Year 2000 problems. We are completing contingency plans to specifically address reasonably likely worst case scenarios that could arise as a result of the Year 2000 problem. These scenarios include interruption or failure of normal business activities or operations such as a partial electrical and/or natural gas system shutdown; customer service, customer information system or communication system failure; generating station outages; the ability to issue accurate and timely bills; and the ability to maintain continuous operation of our computer systems. We expect to have our contingency plans tested and ready by mid-1999.

     The PSC issued an Order on October 30, 1998, adopting a July 1, 1999 deadline for New York utilities to complete their Year 2000 readiness programs for "mission critical" systems that are necessary to provide safe and reliable service, and for contingency plans. We believe that our Year 2000 readiness program for mission critical systems and for contingency plans will be completed by July 1, 1999. The PSC Order requires the filing of status reports with the PSC regarding certain Year 2000 issues by December 31, 1998 and July 1, 1999.


Investing and Financing Activities

Investing Activities

     Capital spending for the first nine months of 1998 were $100 million. We estimate our capital spending for 1998 will be about $150 million, primarily for extension of service and necessary improvements to existing facilities. This spending is expected to be financed entirely with internally generated funds. Financing Activities

     In July 1998 NYSEG redeemed, at a premium, $30 million of 6.48% preferred stock.

    During the third quarter of 1998 we repurchased 707,500 shares of common stock as part of our common stock repurchase program.


Forward-Looking Statements

     This Form 10-Q contains certain forward-looking statements that are based upon management's current expectations and information that is currently available. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements in certain circumstances. Whenever used in this report, the words "estimate," "expect," "believe," or similar expressions are intended to identify such forward-looking statements.

     In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the status of our progress in addressing the Year 2000 problem; the effect on us of other entities failing to adequately address the Year 2000 problem; regulatory developments; the rapidly changing and increasingly competitive electric and natural gas utility markets; the ability to obtain adequate and timely rate relief; nuclear or environmental incidents; legal or administrative proceedings; business conditions; technological developments; changes in the cost or availability of capital; factors affecting the utility industry in general, such as deregulation and unbundling of energy services; weather conditions; changes in electric or natural gas supply or cost; and other considerations that may be disclosed from time to time in our publicly disseminated documents and filings. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

(b) Results of Operations

                                Three Months Ended September 30,
                                     1998        1997     Change
                           (Thousands, except per share amounts)

Total Operating Revenues           $692,231    $492,829     40%
Operating Income                   $119,101     $80,826     47%
Net Income                          $45,050     $25,929     74%
Average Shares Outstanding           63,667      67,503     (6%)

Earnings Per Share,
  basic and diluted                    $.71        $.38     87%
Dividends Per Share                    $.40        $.35     14%


     Our earnings for the third quarter of 1998 increased due to higher electric wholesale prices and higher electric deliveries due to warmer than normal weather. The prior year third quarter earnings included a 24 cents per share nonrecurring charge.


                                 Nine Months Ended September 30,
                                     1998        1997     Change
                           (Thousands, except per share amounts)

Total Operating Revenues         $1,859,875  $1,551,336     20%
Operating Income                   $366,047    $331,096     11%
Net Income                         $150,574    $129,514     16%
Average Shares Outstanding           64,798      68,371     (5%)
Earnings Per Share,
  basic and diluted                   $2.32       $1.89     23%
Dividends Per Share                   $1.15       $1.05     10%


     Our earnings increased for the nine months due to higher electric wholesale prices, higher electric deliveries and a reduction in the number of common shares outstanding. Those increases were partially offset by lower natural gas retail deliveries as a result of warmer weather during this past winter. The prior year nine month earnings included a 24 cents per share nonrecurring charge.

Operating Results by Business Segment

Electric                         Three Months Ended September 30,
                                     1998        1997     Change
                                        (Thousands)
Retail Deliveries-
  Megawatt-hours                      3,432       3,278      5%
Operating Revenues                 $654,655    $456,530     43%
Operating Expenses                 $524,717    $362,942     45%
Operating Income                   $129,938     $93,588     39%


     Electric retail deliveries increased because of warmer weather this quarter.

     Operating revenues increased $198 million due to higher electric wholesale deliveries of $182 million and higher electric retail deliveries of $16 million.

     Our $162 million increase in operating expenses was primarily due to a $173 million increase in electricity purchased offset by a $17 million decrease in other operating costs due to the effect of a 1997 nonrecurring charge.


                                  Nine Months Ended September 30,
                                     1998        1997     Change
                                        (Thousands)
Retail Deliveries-
  Megawatt-hours                      9,952       9,841      1%
Operating Revenues               $1,646,120  $1,319,253     25%
Operating Expenses               $1,303,301  $1,029,850     27%
Operating Income                   $342,819    $289,403     18%


     Operating revenues for the nine months increased $327 million primarily due to a $316 million increase in wholesale deliveries and a $5 million increase in retail deliveries.

     Our $273 million increase in operating expenses for the nine months was primarily due to a $291 million increase in electricity purchased offset by a $25 million decrease in other operating costs primarily due to the effect of a 1997 nonrecurring charge.

Natural Gas                      Three Months Ended September 30,
                                     1998        1997     Change
                                        (Thousands)
Retail Deliveries-
   Dekatherms                         6,794       6,665      2%
Operating Revenues                  $37,576     $36,299      4%
Operating Expenses                  $48,413     $49,061     (1%)
Operating Income                   ($10,837)   ($12,762)    15%


     The $1 million increase in natural gas operating revenues was primarily due to higher wholesale deliveries. The decrease in operating expenses was due to a $3 million decrease in other operating costs due to the effect of a 1997 nonrecurring charge, partially offset by a $2 million increase in natural gas purchased due to higher wholesale deliveries.



                                  Nine Months Ended September 30,
                                     1998        1997     Change
                                        (Thousands)
Retail Deliveries-
   Dekatherms                        37,378      40,973     (9%)
Operating Revenues                 $213,755    $232,083     (8%)
Operating Expenses                 $190,527    $190,390      -
Operating Income                    $23,228     $41,693    (44%)


     Natural gas retail deliveries decreased because of unusually warm weather during this past winter.

     Natural gas operating revenues decreased $18 million for the nine months. Revenues were reduced $30 million by lower retail deliveries, primarily due to warmer weather during this past winter. That decrease was partially offset by a $7 million increase in wholesale deliveries and a more favorable sales mix that added $3 million to revenues.

PART II - OTHER INFORM                    ATION

Item 1.  Legal Proceedings

(a) On May 22, 1998, we, along with fifteen other parties, received a special notice pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 from the U.S. Environmental Protection Agency, asking whether the recipients wished to voluntarily finance or perform the remedial design and remedial action at the Rosen Brothers Site in the City of Cortland, New York. The estimated total present-worth cost of the selected remedy is $3,140,000. The EPA also requested reimbursement of past costs at the site of approximately $692,000, plus interest.

     On September 25, 1998, we, along with approximately 12 other parties, entered into a consent decree with the EPA under which we and the other settling parties will perform the selected remedy and reimburse the EPA for the requested amount of past costs. The EPA has agreed not to sue us and to protect us from other claims with respect to the response and remediation costs at the Rosen Brothers Site. (See NYSEG's Form 10-K for the fiscal year ended December 31, 1997, Item 3. Legal Proceedings.)

(b) On August 14, 1997, we were notified by the New York State Department of Environmental Conservation that the NYSDEC was contemplating enforcement action against us with respect to violations of regulations concerning opacity of air emissions at all of our New York coal-fired stations. We are in the process of negotiating a consent decree with the NYSDEC under which we will undertake to bring our New York coal-fired stations into compliance with the opacity regulations. NYSDEC has also indicated that it will include in the consent decree a penalty for exceedances in 1997 of the nitrogen oxide cap at our coal-fired stations. We will pay a penalty of less than $350,000, and be liable to pay penalties for any future violations. We anticipate that this decree will become final before the end of 1998.


Item 5.  Other Information

     Our next annual meeting is tentatively scheduled for April 23, 1999. We amended our By-Laws to provide that any stockholder who at the annual meeting wishes to nominate a person for election to the board of directors or transact other business must give at least 90 days but not more than 120 days advance written notice. The notice must also meet certain other requirements. We also amended our By-Laws to provide that the holders of a majority of the shares of common stock may request that a special meeting of stockholders be called.

Item 6.    Exhibits and Reports on Form 8-K

  (a) Exhibits - See Exhibit Index.

  (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter.


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


                               ENERGY EAST CORPORATION
                                     (Registrant)



                       By          Wesley W. von Schack
                                   Wesley W. von Schack
                           Chairman and Chief Financial Officer


Date:  November 13, 1998

                          EXHIBIT INDEX

(a)  The following exhibits are delivered with this report:

Exhibit No.

    3-2  -  By-Laws of the Company as amended October 9, 1998.
   27    -  Financial Data Schedule.