Form 10-K405
period 1998-12-31
ENERGY EAST CORP
filed 1999-03-29
CIK 1046861

ENERGY EAST CORPORATION
                               (Registrant)








                                 FORM 10-K


                                 ---------


                               ANNUAL REPORT


                  For Fiscal Year Ended December 31, 1998













                                    To

                    SECURITIES AND EXCHANGE COMMISSION


                          WASHINGTON, D.C.  20549

                            TABLE OF CONTENTS

                                                                 Page
                                   PART I

Item  1.   Business
          (a) General development of business. . . . . . . . . .  3
          (b) Financial information about segments . . . . . . .  3
          (c) Narrative description of business
               Principal business. . . . . . . . . . . . . . . .  3
               New product or segment. . . . . . . . . . . . . .  4
               Sources and availability of raw materials . . . .  4
               Franchises  . . . . . . . . . . . . . . . . . . .  5
               Seasonal business . . . . . . . . . . . . . . . .  5
               Working capital items . . . . . . . . . . . . . .  6
               Single customer . . . . . . . . . . . . . . . . .  6
               Backlog of orders . . . . . . . . . . . . . . . .  6
               Business subject to renegotiation . . . . . . . .  6
               Competitive conditions. . . . . . . . . . . . . .  6
               Research and development. . . . . . . . . . . . .  6
               Environmental matters . . . . . . . . . . . . . .  6
                 Water quality . . . . . . . . . . . . . . . . .  6
                 Air quality . . . . . . . . . . . . . . . . . .  7
                 Waste disposal. . . . . . . . . . . . . . . . .  7
              Number of employees. . . . . . . . . . . . . . . .  8
          (d) Financial information about geographic areas.. . .  8

Item  2.  Properties . . . . . . . . . . . . . . . . . . . . . .  8

Item  3.  Legal proceedings. . . . . . . . . . . . . . . . . . . .9

Item  4.  Submission of matters to a vote of security holders. . 14

Executive officers of the Registrant . . . . . . . . . . . . . . 14


                                   PART II


Item  5.  Market for Registrant's common equity and related
            stockholder matters. . . . . . . . . . . . . . . . . 15

Item  6.  Selected financial data. . . . . . . . . . . . . . . . 16

Item  7.  Management's discussion and analysis of financial
            condition and results of operations. . . . . . . . . 17

Item  7A. Quantitative and qualitative disclosures about
            market risk. . . . . . . . . . . . . . . . . . . . . 30

                                                                Page

Item  8.  Financial statements and supplementary data. . . . . . 31
          Financial Statements
            Consolidated Statements of Income. . . . . . . . . . 31
            Consolidated Balance Sheets. . . . . . . . . . . . . 32
            Consolidated Statements of Cash Flows. . . . . . . . 34
            Consolidated Statements of Changes in
              Common Stock Equity. . . . . . . . . . . . . . . . 35
          Notes to Consolidated Financial Statements . . . . . . 36
          Report of Independent Accountants. . . . . . . . . . . 52
          Financial Statement Schedules
            II. Consolidated Valuation and Qualifying
                    Accounts . . . . . . . . . . . . . . . . . . 53

Item  9.  Changes in and disagreements with accountants on
            accounting and financial disclosure. . . . . . . . . 55


                                  PART III


Item 10.  Directors and executive officers of the Registrant . . 55

Item 11.  Executive compensation . . . . . . . . . . . . . . . . 55

Item 12.  Security ownership of certain beneficial owners
            and management . . . . . . . . . . . . . . . . . . . 55

Item 13.  Certain relationships and related transactions . . . . 55


                                   PART IV


Item 14.  Exhibits, financial statement schedules, and
            reports on Form 8-K
         (a)  List of documents filed as part of this report
                Financial statements . . . . . . . . . . . . . . 55
                Financial statement schedules. . . . . . . . . . 55
                Exhibits
                  Exhibits delivered with this report. . . . . . 56
                  Exhibits incorporated herein by reference. . . 56

         (b)  Reports on Form 8-K. . . . . . . . . . . . . . . . 59

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . 60

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.   20549
                                 FORM 10-K


(Mark one)
 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1998.
                                    OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to              .

Commission file number 1-14766.

                          ENERGY EAST CORPORATION
          (Exact name of Registrant as specified in its charter)

         New York                                  14-1798693
   (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)            Identification No.)

     P. O. Box 12904, Albany, New York              12212-2904
 (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (518) 434-3049


Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange on
   Title of each class                       which registered

Common Stock (Par Value $.01)            New York Stock Exchange

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.   20549
                                 FORM 10-K


             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


Securities registered pursuant to Section 12(g) of the Act: None


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes     X     .  No          .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K [   X   ].


     The aggregate market value as of March 17, 1999, of the common stock held by non-affiliates of the Registrant was $3,355,458,885.

     Common stock - 59,454,421 shares outstanding as of March 17, 1999.

                    DOCUMENTS INCORPORATED BY REFERENCE

           Document                                     10-K Part

     We have incorporated by reference certain
     portions of our Proxy Statement dated
     March 3, 1999, which was filed with the
     Commission prior to April 30, 1999.                   III

                                 PART I

Item 1.  Business

(a)  General development of business

     Energy East Corporation is a holding company which was organized under the laws of the State of New York in 1997. We are an energy delivery, products and services company with operations in New York, Massachusetts, Maine, New Hampshire, Vermont and New Jersey and offices in New York and Connecticut. On May 1, 1998, we became the parent of New York State Electric & Gas Corporation pursuant to an Agreement and Plan of Share Exchange. Each outstanding share of NYSEG's common stock was exchanged for one share of our common stock. NYSEG's preferred stock and debt were not exchanged and remain securities of NYSEG. Because Energy East did not become the holding company for NYSEG until May 1, 1998, the January through April 1998, the 1997 and the 1996 consolidated financial statements represent the accounts of NYSEG on a consolidated basis as predecessor of Energy East.

     The following general developments have occurred in our business since January 1, 1998:

Regulatory and Rate Matters
(See Item 7 - Electric Business and Natural Gas Business.)


(b)  Financial information about segments
     (See Item 8 - Note 13 to the Consolidated Financial
Statements.)


(c)  Narrative description of business
     (See Item 7 - Electric Business, Natural Gas Business and
Other Operations.)

Disposition of Assets

     We completed the sale of our Homer City generation assets in March 1999 and expect to complete the sale of our remaining coal-fired generation assets in several weeks. Required information is filed with this report. We are actively pursuing the sale of our 18% interest in Nine Mile Point nuclear generating unit No.
2. In January Niagara Mohawk Power Corporation, the operator and 41% owner of NMP2, announced its intention to pursue the sale of its interest in NMP2. Together we are in active discussions concerning the sale with a third party who recently completed due diligence at the site. We will petition for all necessary regulatory approvals if an agreement is reached to sell NMP2. (See Item 7 - Electric Business, Sale of our Coal-fired Generation Assets and Item 8 - Notes 7 and 8 to the Consolidated Financial Statements.)

     (i)  Principal business

     Our principal electric and natural gas business is generating, purchasing, transmitting and distributing electricity and purchasing, transporting and distributing natural gas in New York. Our New York service territory, 99% of which is located outside the corporate limits of cities, is in the central, eastern and western parts of the State of New York. This service territory has an area of approximately 19,900 square miles and a population of 2,400,000. The larger cities in New York in which we serve both electricity and natural gas are Binghamton, Elmira, Auburn, Geneva, Ithaca and Lockport. We serve approximately 817,000 electric customers and 243,000 natural gas customers in New York. Our service territory reflects a diversified economy, including high-tech firms, light industry, colleges and universities, agriculture and recreational facilities. No customer accounts for 5% or more of either electric or natural gas revenues. Our operating revenues derived from our electric business were 87% in 1998, 83% in 1997 and 82% in 1996. Our operating revenues derived from our natural gas business were 12% in 1998, 15% in 1997 and 16% in 1996.

     The 1998 peak load of 2,339 megawatts was set on December 30, 1998. This is 272 mw less than the all-time peak of 2,611 mw set on January 19, 1994. Power supply capability to meet peak loads is currently 2,284 mw. This is composed of 1,605 mw of generating capacity (83% coal-fired, 13% nuclear and 4% hydroelectric) and 1,206 mw of purchases offset by 527 mw of firm sales. The purchases are composed of 565 mw from nonutility generators and 641 mw from the New York Power Authority. Most purchases from NYPA are hydroelectric power.

     On December 30, 1998, we experienced our 1998 maximum peak daily sendout for natural gas of 363,504 dekatherms. This was 49,805 dekatherms less than the previous year peak of 413,309 dekatherms set on January 18, 1997.

     (ii) New product or segment
          (See Item 7 - Other Operations.)

    (iii) Sources and availability of raw materials

Electric
(See Item 7 - Electric Business, Sale of our Coal-fired
Generation Assets.)

     In 1998 approximately 91% of our generation was coal-fired steam electric, 7% nuclear and 2% hydroelectric power. About 42% of our steam electric generation in 1998 was supplied from our one-half share of the output from the Homer City Generating Station, which was owned in common with Pennsylvania Electric Company. An additional 30% was supplied from the Kintigh Generating Station, and the remaining 28% was supplied from our other generating stations which are located in New York State. We use electricity contracts to manage our exposure to fluctuations in the cost of electricity.

     Coal
          Coal for the New York generating stations is obtained primarily from Pennsylvania and West Virginia. Of the 3.6 million tons of coal purchased for the New York generating stations in 1998, approximately 82% was purchased under contract and the balance on the open market. Coal purchased under contract is expected to be approximately 88% of our coal purchases in 1999. The sale of the New York generating stations is expected to close in several weeks.

     Nuclear
          In 1998 Niagara Mohawk Power Corporation, the operator of Nine Mile Point nuclear generating unit No. 2, in which we have an 18% interest, installed reload No. 6 into the reactor core at NMP2. This refueling will support NMP2 operations through the spring of 2000. Reload No. 7 is scheduled for March 2000 and will support operations through the spring of 2002. Enrichment services are under contract with the U.S. Enrichment Corporation for 100% of the enrichment requirements through 2000 and 75% of the requirements through 2002. Fuel fabrication services are under contract through 2004. Approximately 64% of the uranium and conversion requirements are under contract through 2002.

     Natural Gas
(See Item 7 - Natural Gas Business, Seneca Lake Natural Gas
Storage Facility.)

     Our natural gas supply mix includes long-term, short-term and spot natural gas purchases transported on both firm and interruptible transportation contracts. During 1998, about 68% of our natural gas supply was purchased from various suppliers under long-term and short-term sales contracts and 32% was purchased on the monthly spot natural gas market to maximize natural gas cost savings. Our natural gas supply is expected to be purchased in 1999 in a similar proportion as in 1998. We use risk management techniques such as natural gas futures and options contracts to manage our exposure to fluctuations in natural gas commodity prices.

     (iv) Franchises

     We have, with minor exceptions, valid franchises from the municipalities in which we render service to the public. In 1998 we obtained authorization from the Public Service Commission of the State of New York for natural gas distribution service in the towns of Columbia, Lyonsdale, Preble, Richfield, Richmondville and Warren, and the village of Richfield.

      (v) Seasonal business

     Sales of electricity are highest during the winter months primarily due to space heating usage and fewer daylight hours.
Sales of natural gas are highest during the winter months primarily due to space heating usage.

     (vi) Working capital items

     We have been granted, through the ratemaking process, an allowance for working capital to operate our ongoing electric and natural gas utility services.

    (vii) Single customer - Not applicable

   (viii) Backlog of orders - Not applicable

     (ix) Business subject to renegotiation - Not applicable

      (x) Competitive conditions
          (See Item 7 - Electric Business, Natural Gas Business, and Accounting Issues.)

     (xi) Research and development

     Expenditures on research and development were $6 million in 1998, $11 million in 1997 and $12 million in 1996, principally for our internal research programs and for contributions to research administered by the Electric Power Research Institute, the Empire State Electric Energy Research Corporation, the New York Gas Group and the New York State Energy Research and Development Authority. These expenditures are designed to improve existing technologies and to develop new technologies for the production, distribution and customer use of energy.

    (xii) Environmental matters
          (See Item 3 - Legal proceedings, Item 7 - Electric
          Business, Sale of our Coal-fired Generation Stations and Item 8 - Notes 8, 9 and 14 to the Consolidated
          Financial Statements.)

     We are subject to regulation by the federal government and by state and local governments with respect to environmental matters and are also subject to the New York State Public Service
Law requiring environmental approval and certification of proposed major transmission facilities.

     From time to time environmental laws, regulations and compliance programs may require changes in our operations and facilities and may increase the cost of electric and natural gas service. Historically, rate recovery has been authorized for environmental compliance costs.

     Capital additions to meet environmental requirements during the three years ended December 31, 1998, were approximately $30 million. Future capital additions to meet environmental requirements are not expected to be material.


Water quality

     We are required to comply with federal and state water quality statutes and regulations including the Clean Water Act. The Water Act requires that generating stations be in compliance with federally issued National Pollutant Discharge Elimination System Permits or state issued State Pollutant Discharge

Elimination System Permits, which reflect water quality considerations for the protection of the environment. We have SPDES Permits for our six coal-fired generating stations in New
York and NMP2.

     In connection with the issuance of permits under the Water Act, we have conducted studies of the effects of our coal pile operations on groundwater quality at four of our New York generating stations. New York State groundwater standards are sometimes exceeded at certain locations at each of those stations and remedial action is taken as required.

Air quality

     We are required to comply with federal and state air quality statutes and regulations. All stations have the required federal or state operating permits. Stack tests and continuous emissions monitoring indicate that the stations are generally in compliance with permit emission limitations, although occasional opacity exceedances occur. Efforts continue in the identification and elimination of the causes of opacity exceedances.

     The Clean Air Act Amendments of 1990 limit emissions of sulfur dioxide and nitrogen oxides and require emissions monitoring. The U. S. Environmental Protection Agency allocates annual sulfur dioxide allowances to each of our coal-fired generating stations based on statutory emissions limits. A sulfur dioxide allowance represents an authorization to emit one ton of sulphur dioxide during or after a specified calendar year.

     The costs of controlling toxic emissions under the 1990 Amendments, if required, cannot be estimated at this time, since the type and level of reductions that may be required is dependent on several studies currently being performed by the EPA. Regulations may be adopted at the state level that would limit toxic emissions even further, at an additional cost to the owners.

Waste disposal

     We have received or applied for SPDES Permits, Solid Waste Disposal Facilities Permits and applicable local permits for our active ash disposal sites for our New York generating stations. Groundwater standards have been exceeded in areas close to portions of the Milliken and Weber ash disposal sites. Corrective actions have been taken and studies are continuing to monitor the effectiveness of the corrective actions.

     Niagara Mohawk has contracted with the U.S. Department of Energy for disposal of high level radioactive waste (spent fuel) from NMP2. We are reimbursing Niagara Mohawk for our 18% share of the costs under the contract (currently approximately $1 per megawatt hour of net generation). The DOE's schedule for start of operations of their high level radioactive waste repository will be no sooner than 2010. We have been advised by Niagara Mohawk that the NMP2 Spent Fuel Storage Pool has a capacity for spent fuel that is adequate until 2014. If further DOE schedule slippage should occur, construction of pre-licensed dry storage facilities would extend the on-site storage capability for spent fuel at NMP2 beyond 2014.

   (xiii)  Number of employees

     We had 4,027 employees as of December 31, 1998.

(d)  Financial information about geographic areas
     Not applicable


Item 2.  Properties
(See Item 7 - Electric Business, Sale of our Coal-fired
Generation Stations.)

     Our electric system includes coal-fired, nuclear, hydroelectric and internal combustion generating stations, substations and transmission and distribution lines, all of which are located in the State of New York. Generating facilities are:

      Name and location of station                  Generating
Coal-fired                                          capability
  Goudey            (Johnson City, N.Y.)               127
  Greenidge         (Dresden, N.Y.)                    108
  Hickling          (East Corning, N.Y.)                51
  Jennison          (Bainbridge, N.Y.)                  66
  Milliken          (Lansing, N.Y.)                    307
  Kintigh           (Somerset, N.Y.)                   675
                                                     -----
     Total coal-fired                                1,334
Nuclear
  NMP2              (Oswego, N.Y.)                     205 (1)
Hydroelectric       (Various - 7 locations)             59
Internal combustion (Various - 2 locations)              7
                                                     -----
     Total - all stations                            1,605
                                                     =====

(1) Our 18% share of the generating capability. We are actively pursuing the sale of our 18% interest in NMP2. (See Item 8 - Note 8 to the Consolidated Financial Statements.)

     We own 432 substations having an aggregate transformer capacity of 13,444,525 kilovolt-amperes. The transmission system consists of 4,482 circuit miles of line. The distribution system consists of 33,858 pole miles of overhead lines and 2,109 miles of underground lines.

     Our natural gas system consists of the distribution of natural gas through 760 miles of transmission pipelines (over 3-inch equivalent) and 6,204 miles of distribution pipelines (under 3-inch equivalent).

     Somerset Railroad Corporation, a wholly-owned subsidiary, owns a rail line consisting of 15 1/2 miles of track and related property rights in Lockport, Newfane and Somerset, New York that is used primarily to transport coal and other materials to the Kintigh Generating Station.

     NYSEG's first mortgage bond indenture constitutes a direct first mortgage lien on substantially all of its properties.
Substantially all of the properties of SRC, other than rolling stock, are subject to a lien of a mortgage and security agreement.

Item 3.  Legal proceedings
(See Item 7 - Electric Business and Natural Gas Business.)

     Since the Public Service Commission of the State of New York has allowed us to recover in rates remediation costs for certain of the sites referred to in the next sentence, there is a reasonable basis to conclude that we will be permitted to recover in rates any remediation costs that we may incur for all of the sites referred to in the next sentence. Therefore, we believe that the ultimate disposition of the matters referred to below in (b), (d), (e), (f),
(g), the first paragraph in (a) and the first two paragraphs in (c) will not have a material adverse effect on our results of operations or financial position.

(a) By letter dated June 7, 1991, the New York State Department of Environmental Conservation notified us that we had been identified as a potentially responsible party at the Pfohl Brothers Landfill, an inactive hazardous waste disposal site in Cheektowaga, New York. The Pfohl Site is listed on the National Priorities List and the New York State Registry of Inactive Hazardous Waste Disposal Sites. The NYSDEC informed us that if we declined to enter into negotiations with them to undertake the investigation and remedia-tion of the Pfohl Site, the NYSDEC would perform the necessary work at the Pfohl Site using the Hazardous Waste Remedial Fund and would seek recovery of its expenses from us. The expected remediation costs at the Pfohl Site are estimated to be $37 million to $55 million. In May 1995 we agreed to participate in a process for allocating remedial costs at the Pfohl Site with other PRPs. We contributed $26,000 toward past costs, which sum is subject to that allocation process. In October 1997 the PRPs agreed upon an allocation formula under which we would be responsible for approximately $296,000 to $440,000.

     Five actions were commenced against us and approximately 24 other defendants in the New York State Supreme Court, Erie County (State Court) (on January 17, 1995, April 7, 1995, June 14, 1995, January 10, 1997 and October 30, 1997), by plaintiffs who allegedly resided or worked near or engaged in recreation at the Pfohl Site, claiming $103.5 million in damages for personal injuries, wrongful death and loss of companionship allegedly caused by exposure to hazardous chemicals from the Pfohl Site. On December 12, 1997, the action commenced on October 30, 1997, was removed to the United States District Court for the Western District of New York (District Court). The plaintiffs allege that the defendants disposed of hazardous and toxic materials at the Pfohl Site. We believe that the actions against us are without merit and will defend these actions vigorously.

     On November 18, 1997, a class action was commenced in the State Court against us and approximately 23 other defendants by plaintiffs who allegedly resided or worked near or engaged in recreation at the Pfohl Site, claiming unspecified damages for medical monitoring and surveillance services for personal injuries allegedly caused by exposure to hazardous chemicals from the Pfohl Site. This action was transferred to the District Court on December 22, 1997. We believe this action against us is without merit and will defend this action vigorously.

     In 1995, four actions were commenced against approximately 11 defendants, and in 1996, an action was commenced against 13 defendants, by plaintiffs who allegedly resided or worked near or engaged in recreation at the Pfohl Site for personal injuries, wrongful death and loss of companionship allegedly caused by exposure to hazardous chemicals from the Pfohl Site. The plaintiffs allege that the defendants are liable for disposing of hazardous and toxic materials at the Pfohl Site. They seek compensatory and punitive damages. We were not named as a defendant in those actions. However, the defendants in those actions consequently commenced actions against us and certain other parties in the District Court at various times in 1995 and 1996, alleging that we and such other parties are liable for all or a part of any damages recovered by the plaintiffs. Recovery in the actions against us and such other parties depends on, among other things, whether the plaintiffs recover money damages against the defendants. We believe that the actions against us are without merit and will defend them vigorously.

     On October 8, 1998, an action was commenced against us and approximately 24 other defendants in the State Court by plaintiffs who allegedly reside near the Pfohl Site claiming damages due to the lost use, value, and enjoyment of their property as a result of contamination from the Pfohl Site. The plaintiffs allege that the defendants created a nuisance and an abnormally dangerous condition by disposing of hazardous and toxic materials at the Pfohl Site, and they seek compensatory and punitive damages that total $6.4 million in the aggregate. We believe that the action against us is without merit and we will defend it vigorously.

(b) By letter dated January 21, 1992, the NYSDEC notified us that we had been identified as a PRP at the Peter Cooper Corporation's Landfill Site (Peter Cooper Site) in the village of Gowanda, New York. The Peter Cooper Site is listed on the National Priorities List and the New York State Registry. Three other PRPs were identified in the NYSDEC letter. We believe that remediation costs at the Peter Cooper Site might rise to $16 million. By letter dated May 12, 1992, we notified the NYSDEC that we believed we had no responsibility for the alleged contamination at the Peter Cooper Site, and we declined to conduct remediation or finance remediation costs.

(c) By letter dated July 21, 1992, the NYSDEC notified us that we had been identified as a PRP at the Bern Metals Removal Site in Buffalo, New York, which the NYSDEC defined to include an adjacent property known as the Universal Iron & Metal Site. The Bern Metals/Universal Iron Site is listed on the New York State Registry. The NYSDEC also identified eight other PRPs for the Bern Metals/Universal Iron Site. By letter dated December 3, 1992, we declined to negotiate with NYSDEC to finance or conduct a Remedial Investigation and Feasibility Study (RI/FS) for the Bern Metals/Universal Iron Site, because we believe we were only a very small contributor to the Bern Metals Site and had no involvement with the Universal Iron & Metal Site.

     On March 29, 1996, NYSDEC issued a decision which provided for remedial action. The total cost of remediation is estimated to be $2.7 million. Without admitting any liability or responsibility and without prejudice to any defenses we might have, we, on October 9, 1997, entered into an Order on Consent with NYSDEC and four other PRPs pursuant to which we and such PRPs will, subject to NYSDEC approval, design the remedy for the Bern Metal/Universal Iron Site. The NYSDEC, by letter dated December 3, 1998, to us and 15 other PRPs, inquired whether we and the other PRPs were willing to enter into a consent order to implement the remedy. By letter dated December 18, 1998, we and the six other PRPs, who completed the remedial design, responded that the NYSDEC should first look to the other PRPs who have yet to finance any work at the Bern Metal/Universal Iron Site.

     On September 11, 1996, we were named as a third-party defendant by Niagara Frontier Transportation Authority claiming contributions for costs that might be recovered against NFTA in an action filed by EPA in the United States District Court for the Western District of New York. Fifty-five other third-party defendants were sued in addition to us. NFTA is seeking contributions for response costs incurred by EPA at the Universal Iron Site. We believe that the action against us is without merit and will defend it vigorously.

(d) By letter dated April 20, 1992, the EPA notified us that the EPA had reason to believe that we were a PRP for the Clinton-Bender Removal Site (Clinton-Bender Site) in Buffalo, New York. Five other PRPs have been identified by the EPA. Nine private residential lots and one commercial property at the Clinton-Bender Site were contaminated with lead, allegedly due to run-off from the adjacent Bern Metals Site. The EPA ordered us to perform the necessary removal work at the Clinton-Bender Site and we are remediating the site with four other identified PRPs. The total cost of the removal actions to be performed at the Clinton-Bender Site is estimated to be $3.2 million. The removal work is substantially complete. We along with the other participating parties are seeking to recover from other PRPs, not participating in the remedial action at the Clinton-Bender Site, costs that we and other participating parties have incurred or will incur on their behalf.

(e) By letter dated February 12, 1993, NYSDEC notified us that we had been identified as a PRP for remediation of hazardous wastes at the Booth Oil Site in North Tonawanda, New York. The Booth Oil Site is listed on the New York State Registry. Nineteen other PRPs were identified in the NYSDEC letter. According to NYSDEC, the Booth Oil Site is contaminated with polychlorinated biphenyls, lead, and other substances. We estimate that the present value of costs for remedial alternatives range from $8.5 million to $21.7 million. We have been actively involved both in trying to persuade NYSDEC to name additional PRPs and in examining the process that led to the NYSDEC treatment alternatives.

(f) On June 14, 1994, we were served with a summons and complaint joining us as a defendant in an action that was filed in the United States District Court for the Northern District of New York. The plaintiffs are five companies which have been required by the EPA to conduct remedial activities at the Rosen Brothers Site in the City of Cortland, New York. The Rosen Site was the location of a scrap metal processing operation and industrial waste disposal site between approximately 1971 and 1985, and it is now allegedly contaminated with hazardous substances including heavy metals, solvents and PCBs. The Rosen Site is listed on the National Priorities List and the New York State Registry. The plaintiffs allege that we were a contributor of transformers that may have contained PCBs.

     By letter dated August 16, 1994, the EPA notified us that the EPA had reason to believe that we were a PRP for the Rosen Site and requested that we participate in the RI/FS then being prepared for the Rosen Site by the other named PRPs.

     We received an order from the EPA on March 11, 1998, ordering us and 15 other parties to perform certain removal actions at the Rosen Site. We contributed approximately $45,000 towards the $730,000 total cost of the removal actions.

     The estimated total present-worth cost of the selected remedy is $3,140,000. The EPA also requested reimbursement of past costs at the site of approximately $692,000, plus interest.

     On September 25, 1998, we, along with approximately 12 other parties, entered into a consent decree with the EPA under which we and the other settling parties will perform the selected remedy and reimburse the EPA for the requested amount of past costs. The EPA has agreed not to sue us and to protect us from other claims with respect to the response and remediation costs at the Rosen Brothers Site. Our share of the remediation costs is still being negotiated.

(g) We responded on October 3, 1995, to a request for information by the EPA concerning alleged disposal of PCBs at facilities owned or operated by PCB Treatment, Inc. in Kansas City, Kansas and Kansas City, Missouri. On September 27, 1996, we entered into an Order on Consent with the EPA under which we and at least nine other companies will perform the first phase of remedial activity, a Removal Site Evaluation and Engineering Evaluation/Cost Analysis, at the two facilities operated by PCB Treatment, Inc. The cost to us of our obligations under this Order on Consent are not expected to exceed $96,000. By letter dated September 16, 1997, the EPA notified 1,251 entities, including us, of their potential liability at the two facilities and informed the recipients of additional response activities, which the recipients may be asked to perform or finance at a later date. Our share of remediation costs at the two facilities is likely to be approximately $100,000 to $400,000.

(h) On August 14, 1997, we were notified by the NYSDEC that they were contemplating enforcement action against us with respect to violations of regulations concerning opacity of air emissions at all of our New York coal-fired stations. We are in the process of negotiating a consent decree with NYSDEC under which we will undertake to bring our New York coal-fired stations into compliance with the opacity regulations. We will pay a penalty of approximately $250,000. Future violations of these regulations will subject the operator of the New York coal-fired stations to stipulated penalties. We anticipate this decree will become final before the end of the second quarter of 1999.

(i) On June 15, 1998, we commenced an action in the New York State Supreme Court, Tompkins County against Niagara Mohawk Power Corporation seeking an order enjoining Niagara Mohawk from transferring operating responsibility for the Nine Mile Point nuclear generating unit No. 2 to the New York Nuclear Operating Company without our consent. We have an undivided 18% interest in NMP2, which is operated by Niagara Mohawk. The lawsuit also seeks to recover damages for funds used by Niagara Mohawk to promote the establishment of NYNOC and the transfer of operating responsibility for NMP2 to NYNOC. NYNOC was established for the purpose of assuming operation of all of the nuclear generating units in New York State. We believe that the establishment of NYNOC will not result in either improved operational performance or reduced costs sufficient to offset the development and implementation expenses likely to be incurred by its creation. On July 7, 1998, we served an amended complaint on Niagara Mohawk alleging that Niagara Mohawk had breached its fiduciary obligation to us by engaging in negotiations with a third party for the sale of NMP2, including our share, without advising us of those negotiations or allowing us to participate in the negotiations and by Niagara Mohawk conducting the negotiations in a manner designed to limit the interest of the third party in purchasing NMP2. On December 14, 1998, the Court granted Niagara Mohawk's motion for summary judgment. We appealed this decision to the New York Supreme Court, Appellate Division (Third Department).

Item 4.  Submission of matters to a vote of security holders -
         Not applicable.

                            * * * * * * * * * *

Executive officers of the Registrant

                                    Positions, offices and
                                    business experience -
  Name                Age            January 1994 to date

Wesley W. von Schack   54   Chairman, President and Chief
                            Executive Officer, April 1998
                            to date; Chairman, President and
                            Chief Executive Officer of NYSEG,
                            September 1996 to date; Chairman,
                            President, Chief Executive Officer
                            and a Director of DQE, Inc. and
                            Duquesne Light Company to August
                            1996.

Michael I. German      48   Senior Vice President, April 1998 to
                            date; Executive Vice President and
                            Chief Operating Officer of NYSEG,
                            April 1998 to date; Executive Vice
                            President of NYSEG, May 1997 to April
                            1998; Senior Vice President-Gas
                            Business Unit of NYSEG, December 1994
                            to May 1997; Senior Vice President,
                            American Gas Association, Arlington,
                            Virginia to December 1994.

Kenneth M. Jasinski    50   Senior Vice President and General
                            Counsel, April 1998 to date;
                            Executive Vice President of NYSEG,
                            April 1998 to date; Partner of Huber
                            Lawrence & Abell (attorneys at law)
                            to April 1998.

Robert D. Kump         37   Treasurer, October 1998 to date;
                            Treasurer of NYSEG, February 1996 to
                            date; Director of Financial Services
                            of NYSEG, February 1995 to February
                            1996; Manager-Investor Relations of
                            NYSEG, to February 1995.

Robert E. Rude         46   Controller, October 1998 to date;
                            Executive Director, Corporate
                            Planning of NYSEG, October 1998 to
                            date; Director, Corporate Planning
                            and Rates of NYSEG, January 1995 to
                            October 1998; Manager-Strategic
                            Planning of NYSEG, to January 1995.

Daniel W. Farley       43   Secretary, April 1998 to date;
                            Vice President and Secretary of
                            NYSEG.

     We have entered into an agreement with Wesley W. von Schack which provides for his employment as Chairman, President and Chief Executive Officer of the company and of NYSEG for a term ending on September 8, 2001. We have also entered into an agreement with Michael I. German which provides for his employment as Senior Vice President of the company and Executive Vice President and Chief Operating Officer of NYSEG for a term ending on February 28, 2002 and an agreement with Kenneth M. Jasinski which provides for his employment as Senior Vice President and General Counsel of the company and Executive Vice President of NYSEG for a term ending on April 28, 2002. Each of these agreements provides for automatic one-year extensions unless either party to an agreement gives notice that such agreement is not to be extended.

     Each officer holds office for the term for which he is elected or appointed, and until his successor shall be elected and shall qualify. The term of office for each officer extends to and expires at the meeting of the Board of Directors following the next annual meeting of shareholders.




                                  PART II

Item 5. Market for Registrant's common equity and related stockholder matters

     See Item 8 - Note 15 to the Consolidated Financial Statements.

      Item 6. Selected financial data


                   1998         1997        1996        1995         1994
------------------------------------------------------------------------------
                            (Thousands - except per share amounts)

Operating
Revenues        $2,499,418   $2,170,102  $2,108,865  $2,040,895  $1,918,431

Net Income        $194,205     $175,211(1) $168,711(2) $177,969    $168,698(3)

Earnings Per Share,
basic and diluted    $3.02        $2.57(1)    $2.37(2)    $2.49       $2.37(3)

Dividends Paid
Per Share            $1.55        $1.40       $1.40       $1.40       $2.00

Average Common
Shares Outstanding  64,371       68,153      71,127      71,503      71,254

Book Value Per Share
of Common Stock
(year end)          $27.22       $26.71      $25.41      $24.38      $23.28

Interest
Charges, Net      $125,557     $123,199    $122,729    $129,567    $136,092

Depreciation and
amortization      $191,073     $201,768    $192,501    $188,367    $182,598

Other taxes       $204,709     $206,446    $206,715    $210,910    $210,729

Capital Spending  $137,350     $129,551    $215,731    $167,446    $282,703

Total Assets    $4,883,337   $5,028,681  $5,059,681  $5,114,331  $5,230,685

Long-term obligations,
capital leases
and redeemable
preferred stock $1,460,120   $1,475,224  $1,505,814  $1,606,448  $1,776,081


(1) Includes the effect of fees related to an unsolicited tender offer that decreased net income by $17 million and decreased earnings per share by 24 cents.
(2) Includes the effect of the writedown of the investment in EnerSoft Corporation that decreased net income by $10 million and earnings per share by 14 cents.
(3) Includes the effect of the 1993 production-cost penalty that decreased net income by $8 million and decreased earnings per share by 12 cents.

Item 7. Management's discussion and analysis of financial condition and results of operations

     Electric and natural gas utilities across the country continue to transform as competition evolves. To meet the challenges and seize the opportunities presented by competition, we, too, have changed. In April 1998 our shareholders overwhelmingly approved the formation of Energy East Corporation, our new holding company that became the parent of NYSEG. We expect to complete the sale of our remaining coal-fired generation assets in several weeks and are actively pursuing the sale of our 18% interest in Nine Mile Point nuclear generating unit No. 2. (See Sale of our Coal-fired Generation Assets below and Item 8 - Note 8 to the Consolidated Financial Statements.) We are also expanding our products and services, including our energy distribution system in the Northeast.

Liquidity and Capital Resources

Electric Business

     Our electric business consists of electric generation, transmission and distribution operations.

Sale of our Coal-fired Generation Assets: We placed our seven coal-fired stations and associated assets and liabilities up for auction in 1998. We accepted offers totaling $1.85 billion from The AES Corporation and Edison Mission Energy in August 1998 for those generation assets. We completed the sale of our Homer City generation assets in March 1999 and expect to complete the sale of our remaining coal-fired generation assets in several weeks.

     All proceeds, net of taxes and transaction costs, in excess of the net book value of the generation assets, less funded deferred taxes, will be used to write down our 18% investment in Nine Mile Point 2. This treatment is in accordance with our restructuring plan approved by the Public Service Commission of the State of New York in January 1998. The net cash received from the sales will be used to repurchase common stock and continue expanding our products and services, including our energy distribution network in the Northeast.

     After the sale of our remaining coal-fired generation assets, our power requirements will be satisfied through generation from our nuclear and hydroelectric stations and by purchases from third parties. We have taken on the added risk of market prices that are sometimes volatile, since we have capped the prices we can charge our customers.

     We use electricity contracts to manage our exposure to fluctuations in the cost of electricity. Such contracts allow us to fix margins on the majority of our retail and wholesale sales of electricity. The cost or benefit of electricity contracts is included in the cost of electricity purchased when the electricity is sold.

New York Power Pool Restructuring: The Federal Energy Regulatory Commission issued Orders 888 and 889 in 1996 to foster the development of competitive wholesale electricity markets by opening up transmission services and to address the resulting stranded costs. In subsequent orders, the FERC generally affirmed Orders 888 and 889. Various parties, including us, have appealed these orders in the United States Court of Appeals for the D.C. Circuit.

     In response to Order 888, the New York Power Pool submitted a compliance filing to the FERC. Power pool members submitted additional filings to the FERC in 1997 proposing the restructuring of the power pool by establishing a New York Independent System Operator, a Power Exchange and a New York State Reliability Council. The FERC conditionally authorized the formation of the system operator and reliability council in June 1998 and conditionally accepted the tariff and rates applicable to transmission service, and energy, capacity and ancillary services in January 1999. FERC also set certain issues for hearing and required additional filings to implement the restructuring proposal. Power pool members filed the necessary applications to transfer control of transmission facilities to the system operator in February 1999 and are awaiting FERC's acceptance. We are currently evaluating the FERC's conditional acceptance and are unable to predict its effect on our financial position or results of operations.

Electric Retail Access Program: Customers in certain sections of our service territory were eligible to choose their electricity supplier in mid-1998. All of our electric customers in New York will be able to choose their electricity supplier by August 1, 1999. This is one of the most progressive retail access programs in the country.

     Throughout the first phase and continuing after August 1, 1999, we are responsible for delivery of our customers' electricity on our transmission and distribution system. Rates charged for use of our transmission system are subject to FERC approval, while rates for the use of our distribution system are subject to PSC approval. The PSC approved our distribution rates in January 1998. Our transmission rate case, which was filed with the FERC in March 1997, has not yet been approved.

Petition to the FERC on NUGs: We continue to seek ways to provide relief to our customers from the onerous NUG contracts that we were ordered to sign by the PSC. NUG power purchases totaled $323 million in 1998, and we estimate that those purchases will total $358 million in 1999 and $376 million in 2000 and in 2001, unless we are able to change those contracts.

     We petitioned the FERC in 1995, asking for relief from having to pay approximately $2 billion more than our avoided costs for power purchased over the term of two NUG contracts. The FERC denied that petition and our subsequent request for a rehearing. We believe that the overpayments under the two contracts violate the Public Utility Regulatory Policies Act of 1978.

     We petitioned the United States Court of Appeals for the District of Columbia in 1995 to review the FERC's decision. The Court of Appeals issued a decision in July 1997 stating that it lacked jurisdiction to rule on our appeal but that we may pursue our claim in the United States District Court.

     We commenced an action in the United States District Court for the Northern District of New York in August 1997. The complaint asks the District Court to either reform the two NUG contracts by reducing the price we must pay for electricity under the contracts, or send the matter back to the FERC or to the PSC with direction that they modify such contracts. The complaint also seeks repayment of all monies paid above our avoided costs. The case is still pending before the District Court.

Restructured NUG Agreement: In March 1999 we successfully restructured our NUG contract with KES-Chateaugay Limited
Partnership. Under a new agreement, we will be required to purchase replacement power from an energy marketer at a lower price than we were paying for power from KES-Chateaugay.

Electric Restructuring Plan: Our restructuring plan, which included a five-year electric rate price cap, was approved by the PSC, with minor modifications, in January 1998. It supersedes our previous three-year electric rate agreement, which was to expire on July 31, 1998.

     The restructuring plan will save customers an estimated $725 million over five years. Specifically the plan:

      - eliminates a 7% increase in electricity prices previously approved by the PSC;
      - reduces prices 5% each year in the five years of the plan for eligible industrial, commercial and public authority customers who are heavy users of electricity;
      - caps the overall average prices for all other customers for four years and reduces their prices 5% at the beginning of the fifth year; and
      - allows all of our retail customers to choose their electricity supplier by August 1, 1999.


Natural Gas Business

     Our natural gas business delivers, transports and stores natural gas in New York State.

New Franchises:  We are growing our natural gas business in New
York by expanding natural gas service in existing franchise areas and by developing new franchises. We began developing eight new franchises during 1998.



Natural Gas Rate Agreement: We filed a natural gas rate agreement with the PSC in May 1998. This agreement cuts prices for most customers by reducing natural gas revenues by $25.6 million, or 2.1%, over the four-year period ending September 30, 2002. The PSC approved the agreement in September 1998 after making certain modifications. After seeking clarification of the modifications from the PSC Staff, we accepted the PSC Order with the clarifications and one modification that maintains present rates for certain areas. The PSC accepted our clarifications and modification and issued an order in December 1998.

Seneca Lake Natural Gas Storage Facility: Our Seneca Lake natural gas storage facility includes a natural gas storage cavern, a compressor station and a natural gas transmission pipeline. The facility is located on Seneca Lake north of Watkins Glen and began operations in 1996. We built this facility to ensure an adequate natural gas supply to customers, to support economic growth in southern and central New York and to increase supply flexibility.

    We expanded the facility in 1997 to increase the cavern's working capacity from 800 million to 1.45 billion cubic feet of natural gas and the compressor station's deliverability from 80,000 to 145,000 dekatherms per day. This expansion allows for the sale of storage capacity.

Role of Local Distribution Companies: The PSC, on November 3, 1998, issued a "Policy Statement Concerning the Future of the Natural Gas Industry in New York State and Order Terminating Capacity Assignment." The policy statement includes the PSC's vision for furthering competition in the natural gas industry in New York State. The PSC believes the most effective way to establish a competitive gas market is for natural gas utilities to exit the merchant function over a three to seven year period. The PSC also established guidelines and began several proceedings related to implementing its policy statement. We are participating in each of the proceedings and continue to believe the competitive marketplace should decide who will be the suppliers of natural gas. We have not yet determined what effect the PSC Policy Statement will have on us.

     The PSC's Order requires local distribution companies, effective April 1, 1999, to cease assigning certain capacity costs to customers who switch from distribution service to transportation service. The local distribution companies will be provided a reasonable opportunity to recover any capacity costs that may be stranded. We expect to recover all costs associated with our customers switching to transportation service.

Natural Gas Commodity Prices: We use risk management techniques such as natural gas futures and options contracts to manage our exposure to fluctuations in natural gas commodity prices. Such contracts allow us to fix margins on sales of natural gas generally expected to occur over the next 18 months. The cost or benefit of natural gas futures and options contracts is included in the commodity cost when the related sales commitments are fulfilled. Gains and losses resulting from the use of those contracts for 1998, 1997 and 1996 were not material to our financial position or results of operations.


Other Operations

XENERGY Enterprises, Inc.
XENERGY We provide energy services, information systems and energy consulting to utilities, governmental agencies and end-use energy consumers, primarily commercial and industrial.

Energy East Solutions We market electricity and natural gas to end-use customers and wholesale markets in the Northeast. In
October 1998 Energy East Solutions formed a joint venture with South Jersey Energy Company to market retail electricity and energy management services in the mid-Atlantic region.

Cayuga Energy We will own and operate generating stations that sell electricity to the wholesale market during periods of high electricity demand.

Energy East Telecommunications We are building a fiber optic communications system linking Binghamton, Ithaca and Syracuse, New York, in a joint venture with Telergy, a Syracuse, New York-based firm.

Energy East Enterprises, Inc.
CMP Natural Gas LLC We signed an agreement with Central Maine Power Company in November 1997 to form a jointly-owned company to distribute natural gas in Maine and New Hampshire to customers who are not currently served. CMP Natural Gas expects initial service to customers in mid-1999.

New Hampshire Gas Corporation We purchased a franchise and propane air distribution system in Keene, New Hampshire. Our long-term plans call for bringing natural gas to the Keene area.

Southern Vermont Natural Gas We are working with Iroquois Gas Transmission System and Vermont Energy Park Holdings to develop a combined natural gas supply and electric generation project that includes an extension of a pipeline from New York to Vermont, two combined-cycle electric generating plants, and natural gas distribution systems.

Other Matters

Accounting Issues

Statement 71: Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation, allows companies that meet certain criteria to capitalize as regulatory assets incurred costs that are probable of recovery in future periods. Those companies record as regulatory liabilities obligations to refund previously collected revenue or obligations to spend revenue collected from customers on future costs.

     Although we believe we will continue to meet the criteria of Statement 71 for our regulated electric and natural gas operations in New York State, we cannot predict what effect a competitive market or future PSC actions will have on our ability to continue to do so. If we can no longer meet the criteria of Statement 71 for all or a separable part of our regulated operations, we may have to record as expense or revenue certain regulatory assets and liabilities. We may also have to record as a loss an estimated $1.5 billion, on a present value basis at December 31, 1998, of above-market costs on our power purchase contracts with NUGs. These items are currently recovered in rates.

     With approval of our restructuring plan in January 1998, we discontinued application of Statement 71 to our coal-fired generation operations and applied Statement of Financial Accounting Standards No. 101, Regulated Enterprises--Accounting for the Discontinuance of Application of FASB Statement No. 71. Application of Statement 101 did not affect our financial position or results of operations. (See Electric Business, Sale of our Coal-fired Generation Assets.)

Statement 133:   The FASB issued Statement of Financial Accounting
Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, in June 1998. Statement 133 establishes standards for the accounting and reporting for derivative instruments and for hedging activities. Statement 133 requires that all derivatives be recognized as either assets or liabilities on a company's balance sheet at their fair market value. We plan to adopt Statement 133 as of the beginning of the first quarter of 2000. Based on our current risk management strategies, this adoption is not expected to have a material effect on our financial position or results of operations.

EITF 98-10:   In November 1998 the FASB's Emerging Issues Task
Force reached a consensus on Issue Number 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. EITF 98-10 requires that energy trading activity be measured at fair value on the balance sheet with gains and losses recognized in current earnings. Based on our current energy procurement strategies, the implementation of EITF 98-10 in 1999 is not expected to have a material effect on our financial position or results of operations.


Year 2000 Readiness Disclosure

     Many of our computer systems, which include mainframe systems and special-purpose systems, refer to years in terms of their final two digits only. Such systems may interpret the year 2000 as the year 1900. If not corrected, those systems could cause us to, among other things, experience energy delivery problems, report inaccurate data or issue inaccurate bills.

     We are working diligently to address this problem by reviewing all of our mainframe and special-purpose systems; identifying potentially affected software, hardware, and date-sensitive components, often referred to as embedded chips, of various equipment; determining and taking appropriate corrective action;
and, when appropriate, testing our systems.

     Our mainframe systems consist of the hardware and software components of NYSEG's information technology systems. We believe we have identified, taken appropriate corrective action and tested all of our mainframe systems. We believe those systems are now able to process year 2000 and beyond transactions.

     Our special-purpose systems consist of our non-information technology systems and the information technology systems of our subsidiaries other than NYSEG. We have identified approximately 6,000 items in our special-purpose systems that may be affected by the Year 2000 problem. Items identified include software, hardware and embedded chips in systems such as those that control the acquisition and the delivery of electricity and natural gas to customers and those in our communication systems. We believe we have fixed, eliminated, replaced or found no problem with over 95% of the special-purpose items we have identified, including those in our electric and natural gas delivery systems. We are determining and taking appropriate corrective action for the remaining identified items. Additional items, however, continue to be identified as we proceed with the review of our special-purpose systems. We expect to have reviewed, identified and determined and taken the appropriate corrective action on all of our special-purpose systems by the end of the second quarter of 1999.

     Even though we believe we will have taken corrective action with respect to our own Year 2000 issues, the Year 2000 issue could adversely affect us if there are items in our mainframe or special-purpose systems that may be affected by the Year 2000 problem and that we have not identified in our review of those systems. The Year 2000 issue could also adversely affect us if third parties such as suppliers, customers, neighboring or interconnected utilities and other entities fail to correct any of their Year 2000 problems. We have contacted key third parties to determine the status of their Year 2000 readiness programs. Many have responded satisfactorily, some have not responded satisfactorily and some have not responded at all. We are developing contingency plans, some of which are discussed below, for reasonably likely worst case scenarios based upon an assumption that we and those third parties will not be Year 2000 compliant.

     Our Year 2000 program is progressing on schedule and we believe we are taking all necessary steps to address this issue successfully. Through 1998 we have spent approximately $11.4 million and expect to spend an additional $0.8 million on Year 2000 readiness. We believe this amount is adequate to address our Year 2000 issues. These amounts are being expensed as incurred and are being financed entirely with internally generated funds. Addressing the Year 2000 issue has not caused us to delay any significant information system projects.

     As part of our normal business practice we have plans in place for use during emergencies, some of which could arise from Year 2000 problems. We are completing contingency plans to specifically address reasonably likely worst case scenarios that could arise as a result of the Year 2000 problem.

     The contingency plans will address, among other scenarios, the interruption or failure of normal business activities or operations such as a partial electrical and/or natural gas system shutdown.
If the interruption or failure is due to embedded chips in equipment such as automatic control devices, our contingency plan is to implement the normal system restoration procedures that we utilize during emergencies. If the interruption or failure is due to telecommunications not being available, we plan to use alternative communication devices such as satellite phones.
Another scenario is the failure of our customer information system. Should that occur, we plan to rely on customer information previously stored and make the appropriate adjustment to each customer's next bill after the system is restored.

     We are dependent on others for our supply of natural gas.   In
the event a supplier is not able to meet our needs, we plan to purchase the needed amount of natural gas from one of our many other suppliers on the same transmission line. Since the sale of our remaining coal-fired generation assets is expected to be completed in several weeks we will be buying instead of producing the majority of the electricity our customers need by the beginning of the year 2000. If the electricity available in our region is not adequate for all of the customers on our system, we plan to operate at lower levels of power as outlined in our established emergency procedures. Should our mainframe hardware be disabled, we have a backup mainframe system that is capable of operating all of our business systems. We expect to have all of our contingency plans ready and tested by mid-1999.

     The PSC issued an Order on October 30, 1998, adopting a July 1, 1999, deadline for New York utilities to complete their Year 2000 readiness programs for "mission critical" systems and for contingency plans. Mission critical systems include those systems that control the acquisition and the delivery of electricity and natural gas to customers, emergency management systems and certain electric generation plants. We believe that our Year 2000 readiness program for mission critical systems and for contingency plans will be completed by the PSC's July 1, 1999, deadline. The PSC requires the filing of status reports with it regarding certain Year 2000 issues.

Investing and Financing Activities

Investing Activities

     Capital spending, including nuclear fuel, totaled $137 million in 1998, $130 million in 1997 and $216 million in 1996. Capital spending in those three years was financed entirely with internally generated funds and was primarily for the extension of service, necessary improvements to existing facilities and compliance with environmental requirements.

     Capital spending, including nuclear fuel, is projected to be $140 million in 1999, $127 million in 2000 and $150 million in 2001, and is expected to be paid for entirely with internally generated funds.


Financing Activities

     Our current financial strength provides the flexibility required to compete in a competitive energy market and continue expanding our products and services, including our distribution system, in the Northeast.

     Our financing-related activities during 1998 consisted of:

     - redemption of $30 million of 6 1/2% Series first mortgage bonds;
     - redemption, at a premium, of $30 million of 6.48% preferred stock; and
     - use of interest rate swaps to fix the interest rates on our three one-year, adjustable-rate, tax-exempt issues totaling $132 million.

     We repurchased 4.6 million shares of our common stock during 1998.

     We raised the common stock dividend in January 1999 to a new annual rate of $1.68.

     In January 1999 we declared a two-for-one stock split on common stock outstanding. Shareholders of record at the close of business on March 12, 1999, will be entitled to the shares on April 1, 1999.

     During the first quarter of 1999 we redeemed, at par, $25 million of 7.40% preferred stock and $50 million of adjustable rate preferred stock. We also announced tender offers for the following series of preferred stock: 3.75%, 4 1/2% (Series 1949), 4.15%, 4.40%
and 4.15% (Series 1954). The tender offers expired March 26, 1999.

     In December 1998 NYSEG's first mortgage bonds, unsecured pollution control notes and preferred stock were upgraded by Moody's Investors Service. This upgrade reflects Moody's expectation that NYSEG will maintain solid cash flow and earnings measures while managing the transition to competitive retail markets. Moody's also noted that NYSEG has made significant progress in strengthening its cash flow through ongoing cost reductions, streamlining operations and improving efficiencies.

     We use short-term, unsecured notes, usually commercial paper, to finance certain refundings and for other corporate purposes. We had $78 million of commercial paper outstanding at December 31, 1998, and $58 million outstanding at December 31, 1997, all of which was issued by NYSEG. The weighted average interest rate for commercial paper was 6.2% at December 31, 1998, and 6.3% at December 31, 1997.

     NYSEG also has a revolving credit agreement with certain banks that provides for borrowing of up to $200 million until December 31, 2001. We had no amounts outstanding under this agreement during 1998 or 1997.

     We use interest rate swap agreements to manage the risk of increases in variable interest rates. We record amounts paid and received under the agreements as adjustments to the interest expense of the specific debt issues.

Forward-looking Statements

      This Form 10-K contains certain forward-looking statements that are based upon management s current expectations and information that is currently available. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements in certain circumstances. Whenever used in this report, the words "estimate," "expect," "believe," or similar expressions are intended to identify such forward-looking statements.

      In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the risk that more Year 2000 problems may be found as we continue the review of our systems; the risk that our progress in addressing Year 2000 problems may not proceed as we expect; the fact that despite all of our efforts, there can be no assurances that all of our Year 2000 issues can or will be remedied; the fact that there can be no assurances that all Year 2000 issues that could affect us can or will be totally eliminated by our suppliers, customers, neighboring or interconnected utilities and other entities; and the fact that our assessment of the effects of Year 2000 issues are based, in part, upon information received from our suppliers, customers, neighboring or interconnected utilities and other entities, our reasonable reliance upon this information and the risk that inaccurate or incomplete information may have been supplied to us.

      Some additional factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the deregulation and unbundling of energy services; our ability to compete in the rapidly changing and increasingly competitive electric and natural gas utility markets; our ability to control non-utility generator and other costs; changes in fuel supply or cost and the success of our strategies to satisfy our power requirements after our remaining coal-fired generating stations are sold; our ability to expand our products and services, including our energy distribution network in the Northeast; the ability to obtain adequate and timely rate relief; nuclear or environmental incidents; legal or administrative proceedings; changes in the cost or availability of capital; growth in the areas in which we are doing business; weather variations affecting customer energy usage; and other considerations that may be disclosed from time to time in our publicly disseminated documents and filings. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations
                                                                 1998   1997
                                                                 over   over
                                                                 1997   1996
                               1998        1997         1996    Change Change
                           (Thousands, except per share amounts)
Total Operating Revenues    $2,499,418  $2,170,102   $2,108,865   15%     3%
Operating Income              $474,839    $436,961     $425,316    9%     3%
Net Income                    $194,205    $175,211     $168,711   11%     4%
Average Shares Outstanding     $64,371     $68,153      $71,127   (6%)   (4%)
Earnings Per Share, basic
  and diluted                    $3.02       $2.57        $2.37   18%     8%
Earnings Per Share Excluding
  Certain Charges                $3.02       $2.81        $2.51    7%    12%
Dividends Paid Per Share         $1.55       $1.40        $1.40   11%     -


Earnings Per Share

     Our earnings per share increased in 1998 primarily due to higher electric wholesale prices and deliveries, cost control efforts and a reduction in the number of common shares outstanding. Those increases were partially offset by lower natural gas retail deliveries, primarily because of unusually warm winter weather, and lower electric retail prices. The 1997 earnings per share include the effect of a nonrecurring charge of 24 cents per share.

     Excluding the net effects of nonrecurring items, our earnings per share for 1997 increased compared to 1996 primarily due to higher electric wholesale deliveries, lower costs of natural gas purchased and a reduction in the number of common shares outstanding. Those increases were partially offset by a decrease in earnings per share due to the price of NUG power.

Operating Results for the Electric Business Segment
                                                                 1998   1997
                                                                 over   over
                                                                 1997   1996
                               1998        1997         1996    Change Change
                                        (Thousands)
Retail Deliveries -
  Megawatt-hours                13,277      13,238       13,216   -       -
Wholesale Deliveries -
  Megawatt-hours                22,711      10,406        7,914  118%    31%
Operating Revenues          $2,159,868  $1,792,164   $1,723,147   21%     4%
Operating Expenses          $1,713,509  $1,411,820   $1,322,885   21%     7%
Operating Income              $446,359    $380,344     $400,262   17%    (5%)




Operating Revenues: Our 1998 electric operating revenues increased $368 million due to an increase in wholesale deliveries and higher wholesale prices totaling $380 million, partially offset by an $8 million decrease due to lower retail prices.

     Our 1997 electric operating revenues increased $69 million over 1996 due to a $70 million increase in wholesale deliveries.

Operating Expenses: Our 1998 electric operating expenses increased $302 million due to a $343 million increase in electricity purchased for wholesale deliveries, partially offset by a $34 million decrease in other operating and maintenance costs primarily due to cost control efforts and the effect of a 1997 nonrecurring charge.

     Our 1997 electric operating expenses increased $89 million primarily due to a $49 million increase in electricity purchased, due to purchases for wholesale deliveries and the price of NUG power. Expenses also increased as a result of a $19 million increase in operating costs, primarily due to the effect of a 1997 nonrecurring charge, and an $11 million increase in fuel costs, due to increased electric generation.

       Operating Results for the Natural Gas Business Segment
                                                                 1998   1997
                                                                 over   over
                                                                 1997   1996
                                1998       1997         1996    Change Change
                                        (Thousands)
Retail Deliveries -
  Dekatherms                   54,162     59,324       61,542    (9%)  (4%)
Wholesale Deliveries -
  Dekatherms                    7,527      3,027        4,056   149%  (25%)
Operating Revenues           $305,881   $337,825     $344,385    (9%)  (2%)
Operating Expenses           $266,138   $275,501     $287,104    (3%)  (4%)
Operating Income              $39,743    $62,324      $57,281   (36%)   9%



     Our natural gas deliveries decreased in 1998 primarily due to warmer weather, and decreased in 1997 due to one low-margin customer that closed its cogeneration plant. Excluding the loss of that customer, 1997 natural gas deliveries increased 2% over 1996.

Operating Revenues: Our 1998 natural gas operating revenues decreased by $32 million. Revenues were reduced $48 million by lower retail deliveries, primarily due to warmer weather. That decrease was partially offset by a $13 million increase in wholesale deliveries.

     The $7 million decrease in 1997 natural gas operating revenues was primarily due to lower retail deliveries that reduced revenues $12 million and a $3 million decrease in other revenues. Those decreases were partially offset by a more favorable sales mix that added $9 million to revenues.

Operating Expenses: Our 1998 natural gas operating expenses decreased $9 million due to a $6 million decrease in the cost of natural gas purchased and a $3 million decrease in other operating costs due to the effect of a 1997 nonrecurring charge.

     Our 1997 natural gas operating expenses decreased $12 million due to a decrease in the cost of natural gas purchased of $16 million, partially offset by an increase in operating costs of $3 million that was due to a nonrecurring charge.









Item 7A. Quantitative and qualitative disclosure about market risk.

         Not applicable

Item 8.  Financial statements and supplementary data


                            Energy East Corporation
                       Consolidated Statements of Income



Year Ended December 31                          1998       1997       1996
----------------------------------------------------------------------------
                                       (Thousands, except per share amounts)

Operating Revenues
  Sales and services  . . . . . . . . . . . . .$2,499,418 $2,170,102 $2,108,865

Operating Expenses
  Fuel used in electric generation. . . . . . .   239,258    233,180    222,102
  Electricity purchased . . . . . . . . . . . .   752,978    409,883    360,753
  Natural gas purchased . . . . . . . . . . . .   158,656    164,661    180,866
  Other operating expenses. . . . . . . . . . .   366,403    406,830    412,915
  Maintenance . . . . . . . . . . . . . . . . .   111,502    110,373    107,697
  Depreciation and amortization . . . . . . . .   191,073    201,768    192,501
  Other taxes . . . . . . . . . . . . . . . . .   204,709    206,446    206,715
                                            ---------- ---------- ----------
    Total Operating Expenses. . . . . . . . . . 2,024,579  1,733,141  1,683,549
                                            ---------- ---------- ----------
Operating Income. . . . . . . . . . . . . . . .   474,839    436,961    425,316
Other Income and Deductions . . . . . . . . . .     9,318     11,496     16,403
Interest Charges, Net . . . . . . . . . . . . .   125,557    123,199    122,729
Preferred Stock Dividends of
 Subsidiary . . . . . . . . . . . . . . . . . .     8,583      9,342      9,530
                                            ---------- ---------- ----------
Income Before Federal Income Taxes. . . . . . .   331,381    292,924    276,654
Federal Income Taxes. . . . . . . . . . . . . .   137,176    117,713    107,943
                                            ---------- ---------- ----------
Net Income. . . . . . . . . . . . . . . . . . .  $194,205   $175,211   $168,711
                                            ========== ========== ==========

Earnings Per Share, basic and diluted . . . . .     $3.02      $2.57      $2.37

Average Shares Outstanding. . . . . . . . . . .    64,371     68,153     71,127














The notes on pages 36 through 51 are an integral part of the financial statements.

                             Energy East Corporation
                           Consolidated Balance Sheets

December 31                                                1998        1997
----------------------------------------------------------------------------
                                                             (Thousands)
Assets

Current Assets
 Cash and cash equivalents . . . . . . . . . . . . .    $48,068      $8,168
 Special deposits. . . . . . . . . . . . . . . . . .      4,729       3,170
 Accounts receivable, net. . . . . . . . . . . . . .    148,712     189,008
 Fuel, at average cost . . . . . . . . . . . . . . .     44,643      43,706
 Materials and supplies, at average cost . . . . . .     38,040      41,561
 Prepayments . . . . . . . . . . . . . . . . . . . .    111,082      68,452
 Accumulated deferred federal income
    tax benefits, net. . . . . . . . . . . . . . . .       -          2,148
                                                      ----------  ----------

   Total Current Assets. . . . . . . . . . . . . . .    395,274     356,213

Utility Plant, at Original Cost
 Electric. . . . . . . . . . . . . . . . . . . . . .  5,299,604   5,234,725
 Natural gas . . . . . . . . . . . . . . . . . . . .    602,904     576,683
 Common. . . . . . . . . . . . . . . . . . . . . . .    144,043     152,034
                                                      ----------  ----------
 . . . . . . . . . . . . . . . . . . . . . . . . . .  6,046,551   5,963,442
 Less accumulated depreciation . . . . . . . . . . .  2,211,608   2,093,274
                                                      ----------  ----------
   Net Utility Plant in Service. . . . . . . . . . .  3,834,943   3,870,168
 Construction work in progress . . . . . . . . . . .     27,741      52,104
                                                      ----------  ----------
   Total Utility Plant . . . . . . . . . . . . . . .  3,862,684   3,922,272

Other Property and Investments, Net. . . . . . . . .    129,088     143,449

Regulatory and Other Assets
 Regulatory assets
  Unfunded future federal income taxes . . . . . . .    136,404     243,129
  Unamortized debt expense . . . . . . . . . . . . .     71,530      76,418
  Demand-side management program costs . . . . . . .     64,466      64,466
  Environmental remediation costs  . . . . . . . . .     60,600      82,900
  Other  . . . . . . . . . . . . . . . . . . . . . .    125,604     113,637
                                                      ----------   ---------
   Total regulatory assets . . . . . . . . . . . . .    458,604     580,550

 Other assets. . . . . . . . . . . . . . . . . . . .     37,687      26,197
                                                      ----------  ----------
   Total Regulatory and Other Assets . . . . . . . .    496,291     606,747
                                                      ----------  ----------
   Total Assets. . . . . . . . . . . . . . . . . . . $4,883,337  $5,028,681
                                                      ==========  ==========


The notes on pages 36 through 51 are an integral part of the financial statements.

                             Energy East Corporation
                           Consolidated Balance Sheets
December 31                                                1998       1997
--------------------------------------------------------------------------
Liabilities                                                  (Thousands)
Current Liabilities
 Current portion of long-term debt . . . . . . . . .    $31,077    $38,240
 Current portion of preferred stock of subsidiary. .     75,000       -
 Commercial paper. . . . . . . . . . . . . . . . . .     78,300     58,000
 Accounts payable and accrued liabilities. . . . . .    116,582    124,981
 Interest accrued. . . . . . . . . . . . . . . . . .     19,556     20,500
 Taxes accrued . . . . . . . . . . . . . . . . . . .        587      6,146
 Accumulated deferred federal income tax, net. . . .     10,029       -
 Other . . . . . . . . . . . . . . . . . . . . . . .     82,143     79,631
                                                     ---------- ----------
   Total Current Liabilities . . . . . . . . . . . .    413,274    327,498

Regulatory and Other Liabilities
 Regulatory liabilities
  Deferred income taxes. . . . . . . . . . . . . . .     98,038     81,986
  Deferred income taxes - unfunded future federal
    income taxes . . . . . . . . . . . . . . . . . .     60,896     99,126
  Other. . . . . . . . . . . . . . . . . . . . . . .     42,182     79,709
                                                     ---------- ----------
   Total regulatory liabilities. . . . . . . . . . .    201,116    260,821

 Other liabilities
  Deferred income taxes. . . . . . . . . . . . . . .    765,592    753,722
  Other postretirement benefits. . . . . . . . . . .    137,681    117,760
  Environmental remediation costs. . . . . . . . . .     80,600     82,900
  Other. . . . . . . . . . . . . . . . . . . . . . .     82,028     73,021
                                                     ---------- ----------
   Total other liabilities . . . . . . . . . . . . .  1,065,901  1,027,403
 Long-term debt. . . . . . . . . . . . . . . . . . .  1,435,120  1,450,224
                                                     ---------- ----------
   Total Liabilities . . . . . . . . . . . . . . . .  3,115,411  3,065,946
Commitments. . . . . . . . . . . . . . . . . . . . .       -          -
Preferred Stock of Subsidiary
 Preferred stock redeemable solely at the
    option of subsidiary . . . . . . . . . . . . . .     29,440    134,440
 Preferred stock subject to mandatory
    redemption requirements. . . . . . . . . . . . .     25,000     25,000

Common Stock Equity
 Common stock ($.01 par value, 200,000 shares
  authorized and 62,947 shares outstanding as of
  December 31, 1998, and $6.66 2/3 par value, 90,000
  shares authorized and 67,508 shares outstanding as
  of December 31, 1997). . . . . . . . . . . . . . .        631    462,250
 Capital in excess of par value. . . . . . . . . . .  1,057,904    811,648
 Retained earnings . . . . . . . . . . . . . . . . .    662,562    568,844
 Treasury stock, at cost (136 shares at December
  31, 1998, and 1,829 shares at December 31, 1997) .     (7,611)   (39,447)
                                                     ---------- ----------
   Total Common Stock Equity . . . . . . . . . . . .  1,713,486  1,803,295
                                                     ---------- ----------
   Total Liabilities and Stockholders' Equity. . . . $4,883,337 $5,028,681
                                                     ========== ==========
The notes on pages 36 through 51 are an integral part of the financial statements.

                             Energy East Corporation
                      Consolidated Statements of Cash Flows

Year Ended December 31                                1998     1997     1996
-----------------------------------------------------------------------------
                                                           (Thousands)
Operating Activities
 Net income. . . . . . . . . . . . . . . . . . . .$194,205 $175,211 $168,711
 Adjustments to reconcile net income to net cash
  provided by operating activities
   Depreciation and amortization . . . . . . . . . 191,073  201,768  192,501
   Federal income taxes and investment tax credits
     deferred, net . . . . . . . . . . . . . . . .  38,749    5,884   28,928
 Changes in current operating assets and liabilities
   Accounts receivable . . . . . . . . . . . . . .  40,296       35    6,791
   Prepayments . . . . . . . . . . . . . . . . . . (42,630) (21,283) (15,798)
   Accounts payable and accrued liabilities. . . .  (8,399)   3,858    3,486
   Taxes accrued . . . . . . . . . . . . . . . . .  (5,559)   6,146  (22,231)
 Other, net. . . . . . . . . . . . . . . . . . . .  60,052   75,115   84,932
                                                   -------- -------- --------
   Net Cash Provided by Operating Activities . . . 467,787  446,734  447,320
                                                   -------- -------- --------
Investing Activities
 Utility plant additions . . . . . . . . . . . . .(130,417)(123,768)(214,373)
 Proceeds from governmental and other sources. . .   1,368    1,443    2,977
 Other property and investment additions . . . . .  19,070  (57,803)    (916)
                                                   -------- -------- --------
   Net Cash Used in Investing Activities . . . . .(109,979)(180,128)(212,312)
                                                   -------- -------- --------
Financing Activities
 Repurchase of common stock. . . . . . . . . . . .(177,243)  (7,245) (40,198)
 Treasury stock acquired, net. . . . . . . . . . .  (7,611) (39,447)    -
 Repayments of first mortgage bonds and
   preferred stock, including net premiums . . . . (60,600) (73,000)(171,478)
 Changes in funds set aside for first
   mortgage bond repayments. . . . . . . . . . . .    -      25,000  (25,000)
 Long-term notes, net. . . . . . . . . . . . . . .   7,733   (5,203)  (2,581)
 Commercial paper, net . . . . . . . . . . . . . .  20,300  (71,300) 100,680
 Dividends on common stock  . . . . . . .. . . . .(100,487) (95,496) (99,611)
                                                   -------- -------- --------
   Net Cash Used in Financing Activities . . . . .(317,908)(266,691)(238,188)
                                                   -------- -------- --------
Net Increase (Decrease) in Cash
  and Cash Equivalents  . . . . . . .. . . . . . .  39,900      (85)  (3,180)
Cash and Cash Equivalents, Beginning of Year . . .   8,168    8,253   11,433
                                                   -------- -------- --------
Cash and Cash Equivalents, End of Year . . . . . . $48,068   $8,168   $8,253
                                                   ======== ======== ========









The notes on pages 36 through 51 are an integral part of the financial statements.

Energy East Corporation
                 Consolidated Statements of Changes in      Common Stock Equity
(Thousands, except per share amounts)

                                           Common Stock    Capital in
                                          Outstanding(1)    Excess of  Retained  Treasury
                                        Shares      Amount  Par Value  Earnings    Stock       Total

Balance, January 1, 1996                71,503    $476,686   $842,442  $424,412      -      $1,743,540
   Net income                                                           168,711                168,711
   Common stock dividends declared
     ($1.40 per share)                                                  (99,611)               (99,611)
   Common stock repurchased             (1,833)    (12,217)   (27,981)                         (40,198)
   Premium paid on redemption of
     subsidiary's preferred stock, net                                   (4,383)                (4,383)
   Amortization of capital stock
     issue expense                                              1,923                            1,923
Balance, December 31, 1996              69,670     464,469    816,384   489,129      -       1,769,982
   Net income                                                           175,211                175,211
   Common stock dividends declared
     ($1.40 per share)                                                  (95,496)               (95,496)
   Common stock repurchased               (333)     (2,219)    (5,026)                          (7,245)
   Treasury stock transactions, net     (1,829)                    56            $(39,447)     (39,391)
   Amortization of capital stock
     issue expense                                                234                              234
Balance, December 31, 1997              67,508     462,250    811,648   568,844   (39,447)   1,803,295
   Net income                                                           194,205                194,205
   Common stock dividends declared
     ($1.55 per share)                                                 (100,487)              (100,487)
   Common stock repurchased             (4,425)    (20,015)  (157,228)                        (177,243)
   Treasury stock transactions, net       (136)    (12,192)   (27,235)             31,836       (7,591)
   Change in par value of common stock            (429,412)   429,412                             -
   Amortization of capital stock
     issue expense                                              1,307                            1,307
Balance, December 31, 1998              62,947        $631 $1,057,904  $662,562   $(7,611)  $1,713,486

(1) Par value of $.01 at December 31, 1998, and $6.66 2/3 at December 31, 1997 and 1996 and January 1,
     1996.
The notes on pages 36 through 51 are an integral part of the financial statements.

Notes to Consolidated Financial Statements

Note 1.  Holding Company Formation

     Energy East Corporation is an energy delivery, products and services company with operations in New York, Massachusetts, Maine, New Hampshire, Vermont and New Jersey. We deliver electricity and natural gas to retail customers and provide electricity, natural gas and energy management and other services to retail and wholesale customers in the Northeast.

     On May 1, 1998, Energy East Corporation became the parent of New York State Electric & Gas Corporation pursuant to an Agreement and Plan of Share Exchange. Each share of NYSEG's outstanding common stock was exchanged for a share of Energy East's common stock.

Note 2.  Significant Accounting Policies

Principles of consolidation

     These financial statements consolidate our majority-owned subsidiaries after eliminating all intercompany transactions.

Depreciation and amortization

     We determine depreciation expense using straight-line rates, based on the average service lives of groups of depreciable property in service. Our depreciation accruals were equivalent to 3.4% of average depreciable property for 1998 and 3.5% for 1997 and 1996. Amortization expense includes the amortization of certain regulatory assets authorized by the PSC.

Accounts receivable

     We have an agreement that expires in November 2001 to sell, with limited recourse, undivided percentage interests in certain of our accounts receivable from customers. The agreement allows us to receive up to $152 million from the sale of such interests. At December 31, 1998 and 1997, accounts receivable on the consolidated balance sheets are shown net of $152 million of interests in accounts receivable sold. All fees related to the sale of accounts receivable are included in other income and deductions on the consolidated statements of income and amounted to approximately $9 million in 1998, 1997 and 1996. Accounts receivable on the consolidated balance sheets are also shown net of an allowance for doubtful accounts of $9 million at December 31, 1998, and $7 million at December 31, 1997. Bad debt expense was $18 million in 1998, $17 million in 1997 and $19 million in 1996.

Income taxes

     We file a consolidated federal income tax return. Deferred income taxes reflect the effect of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and the amount recognized for tax purposes. Investment tax credits are amortized over the estimated lives of the related assets.

Utility plant

     We charge repairs and minor replacements to operating expense accounts. We capitalize renewals and betterments, including certain indirect costs. The original cost of utility plant retired or otherwise disposed of and the cost of removal less salvage are charged to accumulated depreciation.

Regulatory assets and liabilities

     Pursuant to Statement 71, we capitalize, as regulatory assets, incurred costs that are probable of recovery in future electric and natural gas rates. We also record, as regulatory liabilities, obligations to refund previously collected revenue or to spend revenue collected from customers on future costs. In accordance with our current rate agreements in New York State, we no longer defer most costs that were previously subject to deferral accounting.

      Unfunded future federal income taxes and deferred income taxes are amortized as the related temporary differences reverse. Unamortized debt expense is amortized over the lives of the related debt issues. Demand-side management program costs, other regulatory assets and other regulatory liabilities are amortized over various periods in accordance with our current New York State rate agreements. We earn a return on all regulatory assets for which funds have been spent.

Consolidated statements of cash flows

      We consider all highly liquid investments with a maturity date of three months or less when acquired to be cash equivalents. Those investments are included in cash and cash equivalents on the consolidated balance sheets.

      Total income taxes paid were $92 million in 1998, $111 million in 1997 and $98 million in 1996.

      Interest paid, net of amounts capitalized, was $104 million in 1998, $107 million in 1997 and $112 million in 1996.

Risk management

      We use natural gas futures and options contracts to manage our exposure to fluctuations in natural gas commodity prices. Such contracts allow us to fix margins on sales of natural gas generally expected to occur over the next 18 months. The cost or benefit of natural gas futures and options contracts is included in the commodity cost when the related sales commitments are fulfilled.

      We use electricity contracts to manage our exposure to fluctuations in the cost of electricity. Such contracts allow us to fix margins on the majority of our retail and wholesale sales of electricity. The cost or benefit of electricity contracts is included in the cost of electricity purchased when the electricity is sold.

      We use interest rate swap agreements to manage the risk of increases in variable interest rates. We record amounts paid and received under the agreements as adjustments to the interest expense of the specific debt issues.

      Gains and losses resulting from the use of risk management techniques in 1998 and 1997 were not material to our financial position or results of operations. We do not hold or issue financial instruments for trading or speculative purposes.

Estimates

      Preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

      Certain amounts have been reclassified on the consolidated financial statements to conform with the 1998 presentation.


Note 3.  Income Taxes

Year ended December 31               1998       1997       1996
                                            (Thousands)

  Current                          $98,427   $111,829    $79,015
  Deferred, net
    Accelerated depreciation        20,684     29,070     52,572
    Miscellaneous                   22,718    (18,130)   (17,307)
  ITC                               (4,653)    (5,056)    (6,337)
                                  --------   --------   --------
    Total                         $137,176   $117,713   $107,943
                                  ========   ========   ========

      Our effective tax rate differed from the statutory rate of 35% due to the following:

Year ended December 31               1998       1997       1996
                                            (Thousands)

Tax expense at statutory rate     $118,987   $105,792   $100,165
Depreciation not normalized         16,776     16,854     20,542
ITC amortization                    (6,354)    (6,359)    (6,337)
Other, net                           7,767      1,426     (6,427)
                                  --------   --------   --------
    Total                         $137,176   $117,713   $107,943
                                  ========   ========   ========



      Our deferred tax assets and liabilities consisted of the following:

December 31                                     1998       1997
                                                 (Thousands)
Current Deferred Tax Assets                      -        $2,148
                                             ========   ========

Current Deferred Tax Liabilities              $10,029       -
                                             ========   ========
Noncurrent Deferred Taxes
  Depreciation                               $775,034   $775,943
  Unfunded future federal income taxes         60,896     99,126
  Accumulated deferred ITC                    109,987    114,640
  Future income tax benefit - ITC             (37,584)   (40,087)
  Other                                        14,192    (16,399)
                                             --------   --------
    Total Noncurrent Deferred
     Tax Liabilities                          922,525    933,223
Valuation allowance                             2,001      1,611
Less amounts classified as
 regulatory liabilities
  Deferred income taxes                        98,038     81,986
  Deferred income taxes - unfunded
   future federal income taxes                 60,896     99,126
                                             --------   --------
    Noncurrent Deferred Income Taxes         $765,592   $753,722
                                             ========   ========

Note 4.  Preferred Stock of Subsidiary

      At December 31, 1998 and 1997, NYSEG's serial cumulative preferred stock was:
                                      Shares
          Par Value    Redemption   Authorized
             Per          Price        and              Amount
Series      Share       Per Share  Outstanding(1)   1998      1997
                                                      (Thousands)
Redeemable solely at the option of the company:
3.75%       $100        $104.00     150,000       $15,000   $15,000
4 1/2%(1949) 100         103.75      40,000         4,000     4,000
4.15%        100         101.00      14,000         1,400     1,400
4.40%        100         102.00      55,200         5,520     5,520
4.15% (1954) 100         102.00      35,200         3,520     3,520
6.48% (2)    100                       -             -       30,000
7.40% (3)     25          25.00   1,000,000        25,000    25,000
Adjustable
 Rate (3)     25          25.00   2,000,000        50,000    50,000
                                                  104,440   134,440
Less preferred stock redemptions due within one
       year - included in current liabilities      75,000      -
 Total                                            $29,440  $134,440

Subject to mandatory redemption requirements:
6.30% (4)    100         102.52     250,000       $25,000   $25,000

(1) At December 31, 1998, there were 1,910,600 shares of $100 par value preferred stock, 7,800,000 shares of $25 par value preferred stock and 1,000,000 shares of $100 par value preference stock authorized but unissued. After giving effect to the redemptions referred to in (3) below, there will be 10,800,000 shares of $25 par value preferred stock authorized but unissued.

(2) Redeemed July 1, 1998.

(3) To be redeemed February 1, 1999.

(4) On January 1 of each year from 2004 through 2008, we must redeem 12,500 shares at par, and on January 1, 2009, we must redeem the balance of the shares at par. This Series is redeemable at our option at $102.52 per share before January 1, 2000. The $102.52 price will be reduced annually by 63 cents for the years ending 2000 through 2002; thereafter, the redemption price is $100.00. We are restricted in our ability to redeem this Series before January 1, 2004.


Note 5.  Bank Loans and Other Borrowings

      We use short-term, unsecured notes, usually commercial paper, to finance certain refundings and for other corporate purposes. The weighted average interest rate on commercial paper balances, all of which belonged to NYSEG, was 6.2% at December 31, 1998, and 6.3% at December 31, 1997.

      NYSEG has a revolving credit agreement with certain banks that provides for borrowing of up to $200 million through December 31, 2001. The revolving credit agreement does not require compensating balances. We had no outstanding loans under this agreement at December 31, 1998 or 1997. At our option, the interest rate on borrowings is related to the prime rate, the London Interbank Offered Rate or the interest rate applicable to certain certificates of deposit. The agreement provides for payment of a commitment fee, which was .125% at December 31, 1998 and 1997.


Note 6.  Long-term Debt

      All of our consolidated long-term debt at December 31, 1998 and 1997, was issued by our subsidiaries.

                                                      Amount
                    Maturity       Interest
                     Dates          Rates          1998       1997
                                                     (Thousands)
 First mortgage
  bonds (1)       2001 to 2023 6 3/4% to 9 7/8% $800,000    $830,000
 Pollution control
  notes (2)       2006 to 2034  3.58% to  6.15%  613,000     613,000
 Long-term notes    12/31/01                      26,200      28,000
 Various long-term notes                          25,235      12,569
 Obligations under capital leases                  8,605      12,269
 Unamortized premium and discount on debt, net    (6,843)     (7,374)
                                               ---------   ---------
                                               1,466,197   1,488,464
 Less debt due within one year - included
      in current liabilities                      31,077      38,240
                                               ---------   ---------
    Total                                     $1,435,120  $1,450,224
                                               =========   =========

      At December 31, 1998, long-term debt and capital lease payments that will become due during the next five years are:

 1999         2000            2001          2002           2003
                          (Thousands)
$31,077      $19,127         $51,867      $151,460        $1,167

(1) NYSEG's first mortgage bond indenture constitutes a direct first mortgage lien on substantially all of its utility plant. The mortgage also provides for a sinking and improvement fund. This provision requires us to make an annual cash deposit with the Trustee equal to 1% of the principal amount of all bonds delivered and authenticated by the Trustee before January 1 of that year (excluding any bonds issued on the basis of the retirement of bonds). Pursuant to the terms of the mortgage, we satisfied the requirement in 1998 by crediting "bondable value of property additions" against the amount of cash to be deposited. We redeemed, in March 1998, $30 million of 6 1/2% Series first mortgage bonds, due September 1, 1998.

(2) Fixed-rate pollution control notes totaling $306 million were issued to secure the same amount of tax-exempt pollution control revenue bonds issued by a governmental authority. The interest rates range from 5.70% to 6.15%.

      Adjustable-rate pollution control notes totaling $132 million were issued to secure the same amount of tax-exempt adjustable-rate pollution control revenue bonds (Adjustable-rate Revenue Bonds) issued by a governmental authority. The Adjustable-rate Revenue Bonds bear interest at rates ranging from 3.58% to 4.18% through dates preceding various annual interest rate adjustment dates. On the annual interest rate adjustment dates the interest rates will be adjusted, or at our option, subject to certain conditions, a fixed rate of interest may become effective. Bond owners may elect, subject to certain conditions, to have their Adjustable-rate Revenue Bonds purchased by the Trustee. We have entered into interest rate swaps to manage the risk of increases in the interest rates on the Adjustable-rate Revenue Bonds, and such swaps are reflected in the above interest rates.

      Multi-mode pollution control notes totaling $175 million were issued to secure the same amount of tax-exempt multi-mode pollution control refunding revenue bonds (Multi-mode Revenue Bonds) issued by a governmental authority. The Multi-mode Revenue Bonds have a structure that allows the interest rates to be based on a daily rate, a weekly rate, a commercial paper rate, an auction rate, a term rate or a fixed rate. Bond owners may elect, while the Multi-mode Revenue Bonds bear interest at a daily or weekly rate, to have their bonds purchased by the Registrar and Paying Agent. The maturity dates of the Multi-mode Revenue Bonds are February 1, 2029, June 1, 2029, and October 1, 2029, and can be extended subject to certain conditions. At December 31, 1998, the interest rate for the multi-mode pollution control notes was at the daily rate. The weighted average interest rate for all three series was 3.28%, excluding letter of credit fees, for the year ended December 31, 1998.

      NYSEG has irrevocable letters of credit that support certain payments required to be made on the Adjustable-rate Revenue Bonds and Multi-mode Revenue Bonds, and that expire on various dates. If we are unable to extend the letter of credit related to a particular series of Adjustable-rate Revenue Bonds, that series will have to be redeemed unless a fixed rate of interest becomes effective. Multi-mode Revenue Bonds are subject to mandatory purchase when there is any change in the interest rate mode and in certain other circumstances. Payments made under the letters of credit in connection with purchases of Adjustable-rate Revenue Bonds and Multi-mode Revenue Bonds are repaid with the proceeds from the remarketing of those Bonds. To the extent the proceeds are not enough, we are required to reimburse the bank that issued the letter of credit.

Note 7.  Sale of Coal-fired Generation Assets

      In the spring of 1998 we put our seven coal-fired generating stations and associated assets and liabilities up for auction. The net book value of those coal-fired generation assets was $1.10 billion at December 31, 1998. In August 1998 we accepted two offers totaling $1.85 billion for the coal-fired generation assets. We completed the sale of our Homer City generation assets and expect to complete the sale of our remaining coal-fired generation assets in several weeks.

      All proceeds, net of taxes and transaction costs, in excess of the net book value of the generation assets, less funded deferred taxes, will be used to write down our 18% investment in Nine Mile Point nuclear generating unit No. 2. This treatment is in accordance with our restructuring plan approved by the PSC in January 1998. (See
Note 8. Jointly-owned Generating Stations.)


Note 8.  Jointly-owned Generating Stations

Nine Mile Point nuclear generating unit No. 2

      We have an 18% interest in the output and costs of NMP2, which is operated by Niagara Mohawk Power Corporation. Ownership of NMP2 is shared with Niagara Mohawk 41%, Long Island Power Authority 18%, Rochester Gas and Electric Corporation 14% and Central Hudson Gas & Electric Corporation 9%.

      Our share of the rated capability is 205 megawatts. Our share of net utility plant investment, excluding nuclear fuel, was approximately $573 million at December 31, 1998, and $591 million at December 31, 1997. The accumulated provision for depreciation was approximately $178 million at December 31, 1998, and $162 million at December 31, 1997.

      Net proceeds from the sale of our coal-fired generation assets will be used to write down our 18% investment in NMP2. (See Note 7. Sale of Coal-fired Generation Assets.) Our share of operating expenses is included in the consolidated statements of income.

      We are actively pursuing the sale of our interest in NMP2. In January Niagara Mohawk Power Corporation, the operator and 41% owner of NMP2, announced its intention to pursue the sale of its interest in NMP2. Together we are in active discussions concerning the sale with a third party who recently completed due diligence at the site. We will petition for all necessary regulatory approvals if an agreement is reached to sell NMP2.

Nuclear insurance

      Niagara Mohawk maintains public liability and property insurance for NMP2. We reimburse Niagara Mohawk for our 18% share of those costs.


      The public liability limit for a nuclear incident is approximately $9.1 billion. Should losses stemming from a nuclear incident exceed the commercially available public liability insurance, each licensee of a nuclear facility would be liable for up to $84 million per incident, payable at a rate not to exceed $10 million per year. Our maximum liability for our 18% interest in NMP2 would be approximately $15 million per incident. The $84 million assessment is subject to periodic inflation indexing and a 5% surcharge should funds prove insufficient to pay claims associated with a nuclear incident. The Price-Anderson Act also requires indemnification for precautionary evacuations whether or not a nuclear incident actually occurs.

      Niagara Mohawk has obtained property insurance for NMP2 totaling approximately $2.8 billion through the Nuclear Insurance Pools and Nuclear Electric Insurance Limited. In addition, we have purchased NEIL insurance coverage for the extra expense that would be incurred by purchasing replacement power during prolonged accidental outages. Under NEIL programs, should losses resulting from an incident at a member facility exceed the accumulated reserves of NEIL, each member, including us, would be liable for its share of the deficiency. Our maximum liability per incident under the property damage and replacement power coverage is approximately $2 million.

Nuclear plant decommissioning costs

      Based on the results of a 1995 decommissioning study, our 18% share of the cost to decommission NMP2 is $161 million in 1999 dollars ($422 million in 2026 when NMP2's operating license will expire). The estimated liability for decommissioning NMP2 using the Nuclear Regulatory Commission's minimum funding requirement is approximately $101 million in 1999 dollars. Our electric rates in New York State currently include an annual allowance for decommissioning of $4 million, which approximates the minimum funding requirement as set forth in the 1995 decommissioning study. Decommissioning costs are charged to depreciation and amortization expense and are recovered over the expected life of the plant.

      We have established a Qualified Fund under applicable provisions of the federal tax law to comply with NRC funding regulations. The balance in the fund, including reinvested earnings, was approximately $21 million at December 31, 1998, and $13 million at December 31, 1997. Those amounts are included on the consolidated balance sheets in other property and investments, net. The related liability for decommissioning is included in other liabilities - other. At December 31, 1998, the external trust fund investments were classified as available-for-sale.

Homer City

      We had an undivided 50% interest in the output and costs of the Homer City Generating Station, which comprises three generating units. The station was owned with Pennsylvania Electric Company and operated by its affiliate, GPU Generation, Inc. Our share of the rated capability was 952 megawatts, and our net utility plant investment was approximately $266 million at December 31, 1998, and $262 million at December 31, 1997. The accumulated provision for depreciation was approximately $184 million at December 31, 1998, and $190 million at December 31, 1997. Our share of operating expenses is included in the consolidated statements of income.

      We accepted an offer of $900 million in August 1998 for our 50% share of the Homer City Generating Station. (See Note 7. Sale of
Coal-fired Generation Assets.)


Note 9.  Environmental Liability

     From time to time environmental laws, regulations and compliance programs may require changes in our operations and facilities and may increase the cost of electric and natural gas service.

     The U.S. Environmental Protection Agency and the New York State Department of Environmental Conservation, as appropriate, notified us that we are among the potentially responsible parties who may be liable for costs incurred to remediate certain hazardous substances at nine waste sites, not including our sites where gas was manufactured in the past, which are discussed below. With respect to the nine sites, seven sites are included in the New York State Registry of Inactive Hazardous Waste Sites and three of the sites are also included on the National Priorities list.

     Any liability may be joint and several for certain of those sites. We recorded an estimated liability of $1 million related to five of the nine sites. The ultimate cost to remediate the sites may be significantly more than the estimated amount. Factors affecting the estimated remediation amount include the remedial action plan selected, the extent of site contamination and the portion attributed to us.

     We have a program to investigate and perform necessary remediation at our sites where gas was manufactured in the past. In 1994 and 1996, we entered into Orders on Consent with the NYSDEC.
These Orders require us to investigate and, where necessary, remediate 34 of our 38 sites. Eight sites are included in the New York State Registry.

     Our estimate for all costs related to investigation and remediation of the 38 sites ranges from $79 million to $178 million
at December 31, 1998.   That estimate is based on both known and
potential site conditions and multiple remediation alternatives for each of the sites. The estimate has not been discounted and is based on costs in 1996 dollars that we expect to incur through the year 2017. The estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial action, changes in technology relating to remedial alternatives and changes to current laws and regulations.



     The liability to investigate and perform remediation, as necessary, at the known inactive gas manufacturing sites, reflected in our consolidated balance sheets was $79 million at December 31, 1998 and $81 million at December 31, 1997. We recorded a corresponding regulatory asset, net of insurance recoveries, since we expect to recover the net costs in rates.


Note 10.  Retirement Benefits

                         Pension Benefits    Postretirement Benefits
                       1998        1997          1998        1997
                                     (Thousands)
Change in projected benefit obligation
Benefit obligation
  at January 1      $746,008    $679,778      $258,884    $226,193
Service cost          19,500      19,317         6,283       7,010
Interest cost         51,556      50,951        16,606      17,075
Amendments              -          4,120          -           -
Actuarial loss (gain) 21,831      24,835        (3,889)     16,891
Benefits paid        (35,614)    (32,993)       (8,432)     (8,285)
                   ----------  ----------     ----------  ---------
Projected benefit
  obligation at
  December 31       $803,281    $746,008       $269,452   $258,884
                   ==========  ==========     ==========  =========

Change in plan assets
Fair value of
  plan assets
  at January 1    $1,176,184    $995,795         -          -
Actual return on
  plan assets        155,956     213,382         -          -
Benefits paid        (35,614)    (32,993)
                  ----------  ----------    ----------  ----------
Fair value of
 plan assets
 at December 31   $1,296,526  $1,176,184         -          -
                  ==========  ==========    ==========  ==========

Funded status       $493,245    $430,176     $(269,452) $(258,884)
Unrecognized net
  actuarial gain    (395,780)   (372,046)      (12,847)   (13,824)
Unrecognized prior
  service cost        26,290      28,307          -          -
Unrecognized net
  transition (asset)
  obligation         (37,421)    (44,660)      144,618    154,948
                   ----------  ----------    ----------  ---------
Prepaid (accrued)
  benefit cost       $86,334     $41,777     $(137,681) $(117,760)
                   ==========  ==========    ==========  =========
Our postretirement benefits were unfunded as of December 31, 1998 and 1997.

                         Pension Benefits    Postretirement Benefits
                       1998        1997          1998      1997
Weighted-average assumptions
  as of December 31
Discount rate          6.5%        7.0%          6.5%      7.0%
Expected return on
  plan assets          8.5%        8.5%          N/A       N/A
Rate of compensation
  increase             3.75%       4.25%         N/A       N/A

     We assumed a 7% annual rate of increase in the costs of covered health care benefits for 1999 that gradually decreases to 5% by the year 2003.

                     Pension Benefits         Postretirement Benefits
                      1998     1997      1996     1998    1997   1996
                                     (Thousands)
Components of net periodic
  benefit cost
Service cost        $19,500  $19,317   $18,593   $6,283  $7,010  $6,436
Interest cost        51,556   50,951    46,070   16,606  17,075  15,795
Expected return on
  plan assets       (84,007) (73,777)  (62,615)     -       -        -
Amortization of prior
  service cost        2,016    2,078       661      -       -        -
Recognized net
  actuarial gain    (26,384) (18,056)  (11,603)  (4,865) (3,565) (3,246)
Amortization of transition
  (asset) obligation (7,238)  (7,238)   (7,238)  10,330  10,330  10,330
Deferral for future
  recovery              -       -         -      (9,600)(11,766) (8,950)
                    -------- --------  -------- ------- ------- -------
Net periodic
  benefit cost     $(44,557)$(26,725) $(16,132) $18,754 $19,084 $20,365
                    ======== ========  ======== ======= ======= =======

     The net periodic benefit cost for postretirement benefits represents the cost we charged to expense for providing health care benefits to retirees and their eligible dependents. The amount of postretirement benefit cost deferred was $10 million as of December 31, 1998, and $14 million as of December 31, 1997. We expect to recover any deferred postretirement costs by the year 2002. The transition obligation for postretirement benefits is being amortized over a period of 20 years.

     A one-percent change in the health care cost inflation rate from assumed rates would have the following effects:
                                  One-Percent          One-Percent
                                   Increase             Decrease
Effect on total of service and
  interest cost components         $4 million          $(3 million)
Effect on postretirement
  benefit obligation              $45 million         $(36 million)



Note 11.  Stock-Based Compensation

     We apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees in accounting for our stock-based compensation plans. Compensation expense would have been the same in 1998, 1997 and 1996 had it been determined consistent with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

     We may grant options and stock appreciation rights to senior management and certain other key employees under our stock option plan. Options granted in 1997 vested in 1997, while those granted in 1998 vest over a three-year period, subject to, with certain exceptions, continuous employment. All options expire ten years after the grant date. Of the 3.3 million shares authorized, unoptioned shares totaled 2.3 million at December 31, 1998, and 2.9 million at December 31, 1997.

     During 1998 550,308 options/SARs were granted with a weighted-average exercise price of $36.87. 11,438 options with a weighted-average exercise price of $21.75 and 94,678 SARs with a weighted-average exercise price of $21.86 were exercised in 1998. 18,000 options/SARs with an exercise price of $35.88 were forfeited in 1998. The 645,463 options/SARs outstanding at December 31, 1998, had a weighted-average exercise price of $34.28. Of those outstanding at December 31, 1998, 113,155 options/SARs with exercise prices ranging from $21.75 to $34.13 and a weighted-average remaining life of eight years had a weighted-average exercise price of $21.95, and 532,308 options/SARs with exercise prices ranging from $35.88 to $57.44 and a weighted-average remaining life of nine years had a weighted-average exercise price of $36.90. Of those exercisable at December 31, 1998, 113,155 options/SARs with exercise prices ranging from $21.75 to $34.13 had a weighted-average exercise price of $21.95, and 242 options/SARs had an exercise price of $39.25. During 1997 420,479 options/SARs were granted with a weighted-average exercise price of $21.83. 7,933 options and 193,275 SARs with an exercise price of $21.75 were exercised in 1997. 216,792 outstanding options/SARs with a weighted-average exercise price of $21.87 were exercisable at December 31, 1997. 2,479 outstanding options with a weighted-average exercise price of $33.32 were not exercisable at December 31, 1997. We recorded compensation expense for options/SARs of $9.2 million in 1998 and $4.9 million in 1997.

     Our Long-term Executive Incentive Share Plan provides participants cash awards if certain shareholder return criteria are achieved. There were 108,577 performance shares outstanding at December 31, 1998, and compensation expense for 1998 was $5.2 million.






Note 12.  Fair Value of Financial Instruments

     The carrying amounts and estimated fair values of some of our financial instruments included in our consolidated balance sheets are shown in the following table. The fair values are based on the quoted market prices for the same or similar issues of the same remaining maturities.

December 31                   1998      1998      1997      1997
                          Carrying   Estimated  Carrying  Estimated
                           Amount   Fair Value   Amount  Fair Value
                                            (Thousands)
Investments held in external
 trust funds - classified as
 available-for-sale        $30,097    $30,230    $53,049    $53,708
Preferred stock subject
 to mandatory redemption
 requirements              $25,000    $25,188    $25,000    $24,315
First mortgage bonds      $793,157   $861,756   $822,626   $882,616
Pollution control notes   $613,000   $631,421   $613,000   $625,149

     The carrying amounts for cash and cash equivalents, commercial paper and interest accrued approximate their estimated fair values because they mature within one year.

     Special deposits include restricted funds set aside for preferred stock and long-term debt redemptions. The carrying amount approximates fair value because the special deposits have been invested in securities that mature within one year.


Note 13.  Segment Information

     Our two primary business segments are electric and natural gas. Our electric business segment consists of electric generation, transmission and distribution operations. Our natural gas business segment consists of natural gas distribution, transportation and storage operations in New York. Other includes our energy services business, natural gas and propane air distribution operations outside of New York, common corporate assets of $201 million in 1998, $139 million in 1997 and $105 million in 1996, and intersegment eliminations. Selected financial information for each of our business segments is presented in the following table.

                                    Natural   Other
Year                     Electric     Gas   Operations   Total
                                      (Thousands)
1998
Operating Revenues     $2,159,868  $305,881   $33,669  $2,499,418
Depreciation and
  amortization           $172,382   $15,497    $3,194    $191,073
Operating Income         $446,359   $39,743  $(11,263)   $474,839
Interest Charges, Net    $106,195   $17,718    $1,644    $125,557
Federal Income Taxes     $133,111    $7,638   $(3,573)   $137,176
Net Income               $191,460   $11,056   $(8,311)   $194,205
Identifiable Assets    $4,069,627  $575,088  $238,622  $4,883,337
Capital Spending          $96,987   $32,268    $8,095    $131,350


1997
Operating Revenues     $1,792,164  $337,825   $40,113  $2,170,102
Depreciation and
  amortization           $183,304   $15,255    $3,209    $201,768
Operating Income         $380,344   $62,324   $(5,707)   $436,961
Interest Charges, Net    $104,569   $17,113    $1,517    $123,199
Federal Income Taxes     $104,575   $15,212   $(2,074)   $117,713
Net Income               $154,315   $26,482   $(5,586)   $175,211
Identifiable Assets    $4,273,100  $588,773  $166,808  $5,028,681
Capital Spending          $78,667   $45,240    $5,644    $129,551

1996
Operating Revenues     $1,723,147  $344,385   $41,333  $2,108,865
Depreciation and
  amortization           $176,906   $12,495    $3,100    $192,501
Operating Income         $400,262   $57,281  $(32,227)   $425,316
Interest Charges, Net    $108,696   $12,735    $1,298    $122,729
Federal Income Taxes     $102,223   $16,822  $(11,102)   $107,943
Net Income               $167,201   $24,189  $(22,679)   $168,711
Identifiable Assets    $4,376,814  $550,196  $132,671  $5,059,681
Capital Spending         $132,190   $82,625      $916    $215,731


Note 14.  Commitments

Capital Spending

      We have commitments in connection with our capital spending program and estimate that spending, including nuclear fuel, will approximate $140 million for 1999, $127 million for 2000 and $150 million for 2001. Our capital spending program is expected to be financed entirely with internally generated funds. The program is subject to periodic review and revision. Our capital spending will be primarily for the extension of service, necessary improvements to existing facilities and environmental compliance requirements.





Nonutility generator power purchase contracts

      We expensed approximately $326 million in 1998, $324 million in 1997 and $320 million in 1996 for NUG power, including termination costs. We estimate that NUG power purchases will total $358 million in 1999 and $376 million in 2000 and in 2001, unless we are able to change the NUG contracts.



Note 15.  Quarterly Financial Information (Unaudited)

Quarter ended            March 31    June 30   Sep. 30    Dec. 31
                              (Thousands, except per share amounts)

                           1998         1998      1998      1998
Operating Revenues       $637,630    $548,308  $698,705   $614,775
Operating Income         $155,644     $87,664  $117,447   $114,084
Net Income                $76,171     $29,353   $45,050    $43,631
Earnings Per Share, basic
  and diluted               $1.15        $.46      $.71       $.69
Dividends Per Share          $.35        $.40      $.40       $.40
Average Common Shares
  Outstanding              66,408      64,349    63,667     63,103
Common Stock Price (1)
  High                     $40.50      $44.19    $51.38     $58.00
  Low                      $33.06      $38.94    $39.88     $46.75


                           1997        1997      1997      1997
Operating Revenues       $599,146    $479,684  $501,779   $589,493
Operating Income         $165,728     $80,766   $81,401   $109,066
Net Income                $79,662     $23,923   $25,929(2) $45,697
Earnings Per Share, basic
  and diluted               $1.15        $.35      $.38(2)    $.68
Dividends Per Share          $.35        $.35      $.35       $.35
Average Common Shares
  Outstanding              69,353      68,279    67,503     67,504
Common Stock Price (1)
  High                     $24.50      $22.50    $27.19     $35.75
  Low                      $21.25      $20.63    $20.81     $25.75

(1) Our common stock is listed on the New York Stock Exchange. The number of shareholders of record at December 31, 1998, was 33,792.
(2) Includes the effect of fees related to an unsolicited tender offer that decreased net income by $17 million and earnings per share by 24 cents.

REPORT OF INDEPENDENT ACCOUNTANTS






 To the Shareholders and Board of Directors,
 Energy East Corporation and Subsidiaries
 Albany, New York


 In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and retained earnings and of cash flows present fairly, in all material respects, the financial position of Energy East Corporation, "the Company," and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



  PricewaterhouseCoopers LLP
  New York, New York
  January 29, 1999

ENERGY EAST CORPORATION

SCHEDULE II - Consolidated Valuation and Qualifying Accounts
(Thousands)

     Years Ended December 31, 1998, 1997 and 1996
                                Beginning                                               End
     Classification             of Year    Additions    Write-offs (a)   Adjustments    of Year

     1998
       Allowance for Doubtful
          Accounts - Accounts
          Receivable             $6,801     $17,517       $(15,039)           -          $9,279(b)
       Deferred Tax Asset
          Valuation Allowance    $1,611        $390           -               -          $2,001

     1997
       Allowance for Doubtful
          Accounts - Accounts
          Receivable             $6,806     $17,345       $(17,350)           -          $6,801(b)
       Deferred Tax Asset
          Valuation Allowance    $1,385        $226           -               -          $1,611

     1996
       Allowance for Doubtful
          Accounts - Accounts
          Receivable             $6,785     $18,858       $(18,937)         $100(c)      $6,806(b)
       Deferred Tax Asset
          Valuation Allowance    $2,852        $158        $(1,625)           -          $1,385



     (a)     Uncollectible accounts charged against the allowance, net of recoveries.
     (b)     Represents an estimate of the write-offs that will not be recovered in rates.
     (c)     Due to acquisition of KENETECH Energy Management, Inc. in 1996.

REPORT OF INDEPENDENT ACCOUNTANTS






 To the Board of Directors, Energy East
  Corporation and Subsidiaries
 Albany, New York


 Our audits of the consolidated financial statements referred to in our report dated January 29, 1999, appearing in this annual report of Form 10-K also included an audit of the financial statement schedule listed in Item 14(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.








  PricewaterhouseCoopers LLP
  New York, New York
  January 29, 1999

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure - None

                                     PART III

Item 10.  Directors and executive officers of the Registrant

     Incorporated herein by reference to the information in Proposal 1 under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement dated March 3, 1999. The information regarding executive officers is on pages 14 and 15 of this report.

Item 11.  Executive compensation

     Incorporated herein by reference to the information in Proposal 1 under the captions "Stock Performance Graph," "Executive Compensation," "Employment, Change in Control and Other Arrangements," "Directors' Compensation" and "Report of Executive Compensation and Succession Committee" in our Proxy Statement dated March 3, 1999.

Item 12.  Security ownership of certain beneficial owners and management

     Incorporated herein by reference to the information in Proposal 1 under the caption "Security Ownership of Management" in our Proxy Statement dated March 3, 1999.

Item 13.  Certain relationships and related transactions

     Incorporated herein by reference to the information in Proposal 1 under the caption "Election of Directors" in our Proxy Statement dated March 3, 1999.

                                     PART IV

Item 14.  Exhibits, financial statement schedules, and reports on Form 8-K

(a)  The following documents are filed as part of this report:

 1.  Financial statements
     Included in Part II of this report:
     a)   Consolidated Balance Sheets as of December 31, 1998 and 1997
     b)   For the three years ended December 31, 1998:
            Consolidated Statements of Income
            Consolidated Statements of Cash Flows
            Consolidated Statements of Changes in Common Stock Equity
     c)   Notes to Consolidated Financial Statements
     d)   Report of Independent Accountants

 2.  Financial statement schedule
     Included in Part II of this report:
     For the three years ended December 31, 1998:
         II. Consolidated Valuation and Qualifying Accounts

     Schedules other than those listed above have been omitted since they are not required, are inapplicable or the required information is presented in the Consolidated Financial Statements or notes thereto.

3.  Exhibits
(a)(1)   The following exhibits are delivered with this report:
  Exhibit No.
     10-1  - Asset Purchase Agreement among Pennsylvania Electric Company, NGE
             Generation, Inc., New York State Electric & Gas Corporation and Mission Energy Westside, Inc. dated as of August 1, 1998.
     10-2  - Asset Purchase Agreement among NGE Generation, Inc., New York
             State Electric & Gas Corporation and AES NY, L.L.C. dated as of August 3, 1998.
  (A)10-36 - Restricted Stock Plan.
     12    - Computation of Ratio of Earnings to Fixed Charges.
     21    - Subsidiaries.
     23    - Consent of PricewaterhouseCoopers LLP to incorporation by reference into certain registration statements.
     27    - Financial Data Schedule.
     99-1  - Form 11-K for New York State Electric & Gas Corporation
             Tax Deferred Savings Plan for Salaried Employees.
     99-2  - Form 11-K for New York State Electric & Gas Corporation
             Tax Deferred Savings Plan for Hourly Paid Employees.
     99-3  - Pro forma financial statements.


(a)(2)    The following exhibits are incorporated herein by reference:
  Exhibit No.                 Filed in                           As Exhibit No.

     2-1   - Agreement and Plan of Share Exchange between New
             York State Electric & Gas Corporation and the
            Company  - Registration No. 333-37997 . . . . . . .      2-1
     3-1   - Restated Certificate of Incorporation of the
             Company pursuant to Section 807 of the Business
             Corporation Law filed in the Office of the
             Secretary of State of the State of New York on
             April 23, 1998 - Post-effective Amendment No. 1 to
             Registration No. 033-54155. . . . . . . . . . . . .      4-1
     3-2   - By-Laws of the Company as amended October 9, 1998 -
             Company's 10-Q for the quarter ended September 30,
             1998 - File No. 1-14766 . . . . . . . . . . . . . .      3-2
    10-3   - Coal Sales Agreement dated December 21, 1983 between
             New York State Electric & Gas Corporation and
             Consolidation Coal Company - New York State Electric &
             Gas Corporation's 10-K for the year ended December 31,
             1993 - File No. 1-3103-2 . . . . . . . . . . . . . .    10-14
    10-4   - Amendment No. 1 dated as of October 1, 1985 to the Coal
             Sales Agreement dated December 21, 1983 between New
             York State Electric & Gas Corporation and Consolidation
             Coal Company - New York State Electric & Gas
             Corporation's 10-K for the year ended December 31, 1986
             - File No. 1-3103-2 . . . . . . . . . . . . . . . . .   10-11

  Exhibit No.                 Filed in                           As Exhibit No.

    10-5   - Amendment No. 2 dated as of August 28, 1986 to the Coal
             Sales Agreement dated December 21, 1983 between New
             York State Electric & Gas Corporation and Consolidation
             Coal Company - New York State Electric & Gas
             Corporation's 10-K for the year ended December 31, 1986
             - File No. 1-3103-2 . . . . . . . . . . . . . . . . .   10-12
    10-6   - Coal Hauling Agreement dated as of March 9, 1983 between
             Somerset Railroad Corporation and New York State
             Electric & Gas Corporation - Registration No. 2-82352.  10
 (A)10-7   - Retirement Plan for Directors - New York State
             Electric & Gas Corporation's 10-K for the year
             ended December 31, 1991 -  File No. 1-3103-2 . . . . .  10-26
 (A)10-8   - Retirement Plan for Directors Amendment No. 1 -
             New York State Electric & Gas Corporation's 10-K for
             the year ended December 31, 1993 - File No. 1-3103-2. . 10-21
 (A)10-9   - Retirement Plan for Directors Amendment No. 2 -
             New York State Electric & Gas Corporation's 10-K for
             the year ended December 31, 1995 - File No. 1-3103-2. . 10-15
 (A)10-10  - Retirement Plan for Directors Amendment No. 3 -
             New York State Electric & Gas Corporation's 10-K for
             the year ended December 31, 1996 - File No. 1-3103-2. . 10-16
 (A)10-11  - Retirement Plan for Directors Amendment No. 4 -
             New York State Electric & Gas Corporation's 10-Q for
             the quarter ended June 30, 1998 - File No.
             1-3103-2  . . . . . . . . . . . . . . . . . . . . . . . 10-46
 (A)10-12  - Form of Deferred Compensation Plan for Directors -
             New York State Electric & Gas Corporation's 10-K for
             the year ended December 31, 1989 -File No. 1-3103-2 . . 10-22
 (A)10-13  - Deferred Compensation Plan for Directors Amendment
             No. 1 - New York State Electric & Gas Corporation's
             10-K for the year ended December 31, 1993 - File No.
             1-3103-2  . . . . . . . . . . . . . . . . . . . . . . . 10-23
 (A)10-14  - Amended and Restated Director Share Plan - New York
             State Electric & Gas Corporation's 10-Q for the
             quarter ended June 30, 1998 - File No. 1-3103-2 . . . . 10-47
 (A)10-15  - Deferred Compensation Plan for the Director Share
             Plan - New York State Electric & Gas Corporation's
             10-K for the year ended December 31, 1996 - File No.
             1-3103-2. . . . . . . . . . . . . . . . . . . . . . . . 10-20
 (A)10-16  - Amended and Restated Supplemental Executive
             Retirement Plan - New York State Electric & Gas
             Corporation's 10-Q for the quarter ended June 30,
             1998 - File No. 1-3103-2  . . . . . . . . . . . . . . . 10-48
 (A)10-17  - Amended and Restated Annual Executive Incentive Plan
             - New York State Electric & Gas Corporation's 10-Q
             for the quarter ended June 30, 1998 - File No.
             1-3103-2. . . . . . . . . . . . . . . . . . . . . . . . 10-49
 (A)10-18  - Amended and Restated Long-Term Executive Incentive
             Share Plan - New York State Electric & Gas
             Corporation's 10-Q for the quarter ended June 30, 1998
             - File No. 1-3103-2 . . . . . . . . . . . . . . . . . . 10-50

 Exhibit No.                 Filed in                          As Exhibit No.

 (A)10-19  - Long-Term Executive Incentive Share Plan Amendment No. 1
             - New York State Electric & Gas Corporation's 10-Q for
             the quarter ended September 30, 1998 - File No.
             1-3103-2  . . . . . . . . . . . . . . . . . . . . . . . 10-55
 (A)10-20  - Long-Term Executive Incentive Share Plan Deferred
             Compensation Agreement - New York State Electric & Gas Corporation's 10-K for the year ended December 31,
             1995 - File No. 1-3103-2. . . . . . . . . . . . . . . . 10-44
 (A)10-21  - Form of Severance Agreement for Vice Presidents - New
             York State Electric & Gas Corporation's 10-K for the
             year ended December 31, 1993 - File No. 1-3103-2  . . . 10-48
 (A)10-22  - Form of Severance Agreement for Vice Presidents
             Amendment No. 1 - New York State Electric & Gas
             Corporation's 10-K for the year ended December 31,
             1995 - File No. 1-3103-2. . . . . . . . . . . . . . . . 10-52
 (A)10-23  - Form of Severance Agreement for Vice Presidents
             Amendment No. 2 - New York State Electric & Gas
             Corporation's Schedule 14D-9, dated July 30, 1997 . . .  6
 (A)10-24  - Form of Severance Agreement for Vice Presidents
             Amendment No. 3 - New York State Electric & Gas
             Corporation's Schedule 14D-9, dated July 30, 1997 . . .  7
 (A)10-25  - Form of Amendment to the Company's Severance
             Agreements - New York State Electric & Gas
             Corporation's 10-Q for the quarter ended June 30,
             1998 - File No. 1-3103-2  . . . . . . . . . . . . . . . 10-51
 (A)10-26  - Employee Invention and Confidentiality Agreement
             (Existing Executive) - New York State Electric &
             Gas Corporation's Schedule 14D-9, dated July 30, 1997 .  9
 (A)10-27  - Employee Invention and Confidentiality Agreement
             (Existing Executive) Amendment No. 1 - New York
             State Electric & Gas Corporation's Schedule 14D-9,
             dated July 30, 1997 . . . . . . . . . . . . . . . . . . 10
 (A)10-28  - Deferred Compensation Plan for Salaried Employees -
             New York State Electric & Gas Corporation's 10-K for
             the year ended December 31, 1995 - File No. 1-3103-2. . 10-53
 (A)10-29  - Amended and Restated Employment Agreement for W.W.
             von Schack - New York State Electric & Gas
             Corporation's 10-Q for the quarter ended June 30,
             1998 - File No. 1-3103-2  . . . . . . . . . . . . . . . 10-52
 (A)10-30  - Amended and Restated Employment Agreement for M.I.
             German - New York State Electric & Gas Corporation's
             10-Q for the quarter ended June 30, 1998 - File
             No. 1-3103-2  . . . . . . . . . . . . . . . . . . . . . 10-53
 (A)10-31  - Amended and Restated Employment Agreement for K.M.
             Jasinski - New York State Electric & Gas Corporation's
             10-Q for the quarter ended June 30, 1998 - File No.
             1-3103-2  . . . . . . . . . . . . . . . . . . . . . . . 10-54
 (A)10-32  - 1997 Stock Option Plan - New York State Electric & Gas
             Corporation's Schedule 14D-9, dated July 30, 1997 . . . 20








 Exhibit No.                 Filed in                          As Exhibit No.

 (A)10-33  - 1997 Stock Option Plan Amendment No. 1 - Company's
             10-Q for the quarter ended June 30, 1998 - File No.
             1-14766 . . . . . . . . . . . . . . . . . . . . . . . . 10-1
 (A)10-34  - Non-Statutory Stock Option Award Agreement - New York
             State Electric & Gas Corporation's Schedule 14D-9,
             dated July 30, 1997 . . . . . . . . . . . . . . . . . . 21
 (A)10-35  - Non-Statutory Stock Option Award Agreement Amendment
             No. 1 - Company's 10-Q for the quarter ended June 30,
             1998 - File No. 1-14766 . . . . . . . . . . . . . . . . 10-2


_____________________________
(A)  Management contract or compensatory plan or arrangement.


     The company agrees to furnish to the Commission, upon request, a copy of the Credit Agreement dated as of March 9, 1983, as amended, between Somerset Railroad Corporation and The Chase Manhattan Bank. The total amount of securities authorized under such agreement does not exceed 10% of the total assets of the company and its subsidiaries on a consolidated basis.


(b)  Reports on Form 8-K
            None

                                    Signatures



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   ENERGY EAST CORPORATION





Date:  March 29, 1999              By       Wesley W. von Schack
                                            Wesley W. von Schack
                                            Chairman, President and
                                            Chief Executive Officer





     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                   PRINCIPAL EXECUTIVE OFFICER,
                                   PRINCIPAL FINANCIAL OFFICER AND
                                   PRINCIPAL ACCOUNTING OFFICER





Date:  March 29, 1999              By       Wesley W. von Schack
                                            Wesley W. von Schack
                                            Chairman, President, Chief
                                            Executive Officer and Director

Date:  March 29, 1999              By        Richard Aurelio
                                             Richard Aurelio
                                             Director





Date:  March 29, 1999              By        James A. Carrigg
                                             James A. Carrigg
                                             Director





Date:  March 29, 1999              By        Alison P. Casarett
                                             Alison P. Casarett
                                             Director





Date:  March 29, 1999              By        Joseph J. Castiglia
                                             Joseph J. Castiglia
                                             Director





Date:  March 29, 1999              By        Lois B. DeFleur
                                             Lois B. DeFleur
                                             Director





Date:  March 29, 1999              By        Everett A. Gilmour
                                             Everett A. Gilmour
                                             Director

Date:  March 29, 1999              By        Paul L. Gioia
                                             Paul L. Gioia
                                             Director





Date:  March 29, 1999              By        John M. Keeler
                                             John M. Keeler
                                             Director





Date:  March 29, 1999              By        Ben E. Lynch
                                             Ben E. Lynch
                                             Director





Date:  March 29, 1999              By        Alton G. Marshall
                                             Alton G. Marshall
                                             Director





Date:  March 29, 1999              By        Walter G. Rich
                                             Walter G. Rich
                                             Director

                         EXHIBIT INDEX

    *2-1   - Agreement and Plan of Share Exchange between New
             York State Electric & Gas Corporation and the
             Company.
    *3-1   - Restated Certificate of Incorporation of the
             Company pursuant to Section 807 of the Business Corporation Law filed in the Office of the
             Secretary of State of the State of New York on
             April 23, 1998.
    *3-2   - By-Laws of the Company as amended October 9, 1998.
    10-1   - Asset Purchase Agreement among Pennsylvania Electric
             Company, NGE Generation, Inc., New York State
             Electric & Gas Corporation and Mission Energy Westside, Inc. dated as of August 1, 1998.
    10-2   - Asset Purchase Agreement among NGE Generation, Inc.,
             New York State Electric & Gas Corporation and AES NY, L.L.C. dated as of August 3, 1998.
   *10-3   - Coal Sales Agreement dated December 21, 1983 between
             New York State Electric & Gas Corporation and Consolidation Coal Company.
   *10-4   - Amendment No. 1 dated as of October 1, 1985 to the Coal
             Sales Agreement dated December 21, 1983 between New
             York State Electric & Gas Corporation and Consolidation
             Coal Company.
   *10-5   - Amendment No. 2 dated as of August 28, 1986 to the Coal
             Sales Agreement dated December 21, 1983 between New
             York State Electric & Gas Corporation and Consolidation
             Coal Company.
   *10-6   - Coal Hauling Agreement dated as of March 9, 1983 between
             Somerset Railroad Corporation and New York State
             Electric & Gas Corporation.
*(A)10-7   - Retirement Plan for Directors.
*(A)10-8   - Retirement Plan for Directors Amendment No. 1.
*(A)10-9   - Retirement Plan for Directors Amendment No. 2.
*(A)10-10  - Retirement Plan for Directors Amendment No. 3.
*(A)10-11  - Retirement Plan for Directors Amendment No. 4.
*(A)10-12 - Form of Deferred Compensation Plan for Directors. *(A)10-13 - Deferred Compensation Plan for Directors Amendment
             No. 1.
*(A)10-14  - Amended and Restated Director Share Plan.
*(A)10-15  - Deferred Compensation Plan for the Director Share
             Plan.
*(A)10-16  - Amended and Restated Supplemental Executive
             Retirement Plan.
*(A)10-17 - Amended and Restated Annual Executive Incentive Plan. *(A)10-18 - Amended and Restated Long-Term Executive Incentive
             Share Plan.
*(A)10-19 - Long-Term Executive Incentive Share Plan Amendment No. 1. *(A)10-20 - Long-Term Executive Incentive Share Plan Deferred
             Compensation Agreement.
*(A)10-21 - Form of Severance Agreement for Vice Presidents. *(A)10-22 - Form of Severance Agreement for Vice Presidents Amendment
             No. 1.

                         EXHIBIT INDEX

*(A)10-23  - Form of Severance Agreement for Vice Presidents
             Amendment No. 2.
*(A)10-24  - Form of Severance Agreement for Vice Presidents
             Amendment No. 3.
*(A)10-25  - Form of Amendment to the Company's Severance
             Agreements.
*(A)10-26  - Employee Invention and Confidentiality Agreement
             (Existing Executive).
*(A)10-27  - Employee Invention and Confidentiality Agreement
             (Existing Executive) Amendment No. 1.
*(A)10-28 - Deferred Compensation Plan for Salaried Employees. *(A)10-29 - Amended and Restated Employment Agreement for W.W.
             von Schack.
*(A)10-30  - Amended and Restated Employment Agreement for M.I.
             German.
*(A)10-31  - Amended and Restated Employment Agreement for K.M.
             Jasinski.
*(A)10-32  - 1997 Stock Option Plan.
*(A)10-33  - 1997 Stock Option Plan Amendment No. 1.
*(A)10-34  - Non-Statutory Stock Option Award Agreement.
*(A)10-35  - Non-Statutory Stock Option Award Agreement Amendment No. 1.
 (A)10-36  - Restricted Stock Plan.
    12     - Computation of Ratio of Earnings to Fixed Charges.
    21     - Subsidiaries.
    23     - Consent of PricewaterhouseCoopers LLP to incorporation
             by reference into certain registration statements.
    27     - Financial Data Schedule.
    99-1   - Form 11-K for New York State Electric & Gas Corporation
             Tax Deferred Savings Plan for Salaried Employees.
    99-2   - Form 11-K for New York State Electric & Gas Corporation
             Tax Deferred Savings Plan for Hourly Paid Employees.
    99-3   - Pro forma financial statements.



















_____________________________
 *   Incorporated by reference.
(A)  Management contract or compensatory plan or arrangement.