Form 10-Q
period 1999-03-31
ENERGY EAST CORP
filed 1999-05-14
CIK 1046861

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                                 FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                                      March 31, 1999
For the quarterly period ended. . . . . . . .. . . . . . . . . .

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from. . . . . . . .to. . . . . . . . .

                                 1-14766
Commission file number. . . . . . . . . . . .. . . . . . . . . .


                          Energy East Corporation
 . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . .
          (Exact name of registrant as specified in its charter)


               New York                          14-1798693
 . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . .
     (State or other jurisdiction of        (I.R.S. Employer
      incorporation or organization)         Identification No.)

  P.O. Box 12904, Albany, New York               12212-2904
 . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . .
(Address of principal executive offices)        (Zip Code)

                                                   (518) 434-3049
Registrant's telephone number, including area code . . . . . . .

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

                      Yes [x]         No [ ]

     The number of shares of common stock (par value $.01 per share) outstanding as of April 30, 1999 was 117,128,928.

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
             (b)    Results of Operations . . . . . . . . . . 12





                                 PART II

Item 4.      Submission of Matters to a Vote of
             Security Holders . . . . . . . . . . . . . . . . 13

Item 5.      Other Information . . . . . . . . . . . . . . .  14


Item 6.      Exhibits and Reports on Form 8-K
             (a)    Exhibits. . . . . . . . . . . . . . . . . 14
             (b)    Reports on Form 8-K . . . . . . . . . . . 14



Signature . . . . . . . . . . . . . . . . . . . . . . . . . . 15

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . 16

                        PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           Energy East Corporation
               Consolidated Statements of Income - (Unaudited)


                                                     Three Months
Periods Ended March 31                             1999          1998
                                      (Thousands, except per share amounts)

Operating Revenues
  Sales and services. . . . . . . . . .       $654,438      $637,630
                                                ---------     ---------
Operating Expenses
  Fuel used in electricity generation .         56,485        59,092
  Electricity purchased . . . . . . . .        148,793       146,211
  Natural gas purchased . . . . . . . .         66,042        57,137
  Other operating expenses. . . . . . .         88,788        84,281
  Maintenance.. . . . . . . . . . . . .         25,713        31,948
  Depreciation and amortization . . . .         55,332        48,377
  Other taxes . . . . . . . . . . . . .         54,061        54,940
                                                ---------     ---------
     Total Operating Expenses . . . . .        495,214       481,986
                                                ---------     ---------
Operating Income. . . . . . . . . . . .        159,224       155,644
Other Income and Deductions . . . . . .           (682)        1,224
Interest Charges, Net . . . . . . . . .         32,182        30,636
Preferred Stock Dividends of Subsidiary          1,030         2,269
                                                ---------     ---------
Income Before Federal Income Taxes  . .        126,694       121,515
Federal Income Taxes. . . . . . . . . .         39,658        45,344
                                                ---------     ---------
Net Income. . . . . . . . . . . . . . .        $87,036       $76,171
                                                =========     =========

Earnings Per Share, basic and diluted .           $.71          $.57

Dividends Paid Per Share. . . . . . . .           $.21          $.18

Average Shares Outstanding. . . . . . .        122,939       132,817








Per share amounts and number of average shares outstanding have been restated to reflect the two-for-one common stock split effective
April 1, 1999.

The notes on page 6 are an integral part of the financial statements.

                             Energy East Corporation
                    Consolidated Balance Sheets - (Unaudited)

                                                          March 31,    Dec. 31,
                                                            1999         1998
                                                               (Thousands)
Assets

Current Assets
   Cash and cash equivalents. . . . . . . . . . . . . .   $949,489     $48,068
   Special deposits . . . . . . . . . . . . . . . . . .      3,731       4,729
   Accounts receivable, net . . . . . . . . . . . . . .    175,808     148,712
   Fuel, at average cost. . . . . . . . . . . . . . . .     12,035      44,643
   Materials and supplies, at average cost. . . . . . .     25,547      38,040
   Prepayments. . . . . . . . . . . . . . . . . . . . .    137,435     111,082
                                                        ----------  ----------
      Total Current Assets. . . . . . . . . . . . . . .  1,304,045     395,274

Utility Plant, at Original Cost
   Electric . . . . . . . . . . . . . . . . . . . . . .  4,862,913   5,299,604
   Natural gas. . . . . . . . . . . . . . . . . . . . .    607,384     602,904
   Common . . . . . . . . . . . . . . . . . . . . . . .    141,419     144,043
                                                        ----------  ----------
                                                         5,611,716   6,046,551
   Less accumulated depreciation. . . . . . . . . . . .  2,060,153   2,211,608
                                                        ----------  ----------
      Net Utility Plant in Service. . . . . . . . . . .  3,551,563   3,834,943
   Construction work in progress. . . . . . . . . . . .     12,114      27,741
                                                        ----------  ----------
      Total Utility Plant . . . . . . . . . . . . . . .  3,563,677   3,862,684

Other Property and Investments, Net . . . . . . . . . .    132,866     129,088

Regulatory and Other Assets
   Regulatory assets
    Deferred income taxes, sale of generation assets. .    227,474       -
    Unfunded future federal income taxes. . . . . . . .    137,925     136,404
    Unamortized debt expense. . . . . . . . . . . . . .     70,308      71,530
    Demand-side management program costs. . . . . . . .     61,512      64,466
    Environmental remediation costs . . . . . . . . . .     59,300      60,600
    Other . . . . . . . . . . . . . . . . . . . . . . .    107,346     125,604
                                                        ----------  ----------
   Total regulatory assets. . . . . . . . . . . . . . .    663,865     458,604

   Other assets . . . . . . . . . . . . . . . . . . . .     36,354      37,687
                                                        ----------  ----------
      Total Regulatory and Other Assets . . . . . . . .    700,219     496,291
                                                        ----------  ----------
      Total Assets. . . . . . . . . . . . . . . . . . . $5,700,807  $4,883,337
                                                        ==========  ==========




The notes on page 6 are an integral part of the financial statements.

                             Energy East Corporation
                    Consolidated Balance Sheets - (Unaudited)

                                                         March 31,  Dec. 31,
                                                           1999       1998
Liabilities                                                   (Thousands)

Current Liabilities
  Current portion of long-term debt . . . . . . . . . .    $28,582    $31,077
  Current portion of preferred stock of subsidiary. . .     19,309     75,000
  Notes payable . . . . . . . . . . . . . . . . . . . .    252,000     78,300
  Accounts payable and accrued liabilities. . . . . . .    105,034    116,582
  Interest accrued. . . . . . . . . . . . . . . . . . .     35,869     19,556
  Taxes accrued . . . . . . . . . . . . . . . . . . . .    323,147        587
  Accumulated deferred federal income tax, net. . . . .     16,639     10,029
  Other . . . . . . . . . . . . . . . . . . . . . . . .     61,542     82,143
                                                        ---------- ----------
    Total Current Liabilities . . . . . . . . . . . . .    842,122    413,274

Regulatory and Other Liabilities
  Regulatory liabilities
   Gain on sale of generation assets. . . . . . . . . .    617,484       -
   Deferred income taxes. . . . . . . . . . . . . . . .     91,635     98,038
   Deferred income taxes, unfunded future federal
    income taxes. . . . . . . . . . . . . . . . . . . .     60,250     60,896
   Other  . . . . . . . . . . . . . . . . . . . . . . .     36,691     42,182
                                                        ---------- ----------
  Total regulatory liabilities. . . . . . . . . . . . .    806,060    201,116

  Other liabilities
   Deferred income taxes. . . . . . . . . . . . . . . .    708,867    765,592
   Other postretirement benefits. . . . . . . . . . . .    142,667    137,681
   Environmental remediation costs. . . . . . . . . . .     79,300     80,600
   Other. . . . . . . . . . . . . . . . . . . . . . . .     86,208     82,028
                                                        ---------- ----------
  Total other liabilities . . . . . . . . . . . . . . .  1,017,042  1,065,901
  Long-term debt. . . . . . . . . . . . . . . . . . . .  1,435,961  1,435,120
                                                        ---------- ----------
    Total Liabilities . . . . . . . . . . . . . . . . .  4,101,185  3,115,411
Commitments . . . . . . . . . . . . . . . . . . . . . .       -          -
Preferred Stock of Subsidiary
  Preferred stock redeemable solely at the
    option of subsidiary  . . . . . . . . . . . . . . .     10,131     29,440
  Preferred stock subject to mandatory
    redemption requirements . . . . . . . . . . . . . .     25,000     25,000

Common Stock Equity
  Common stock  . . . . . . . . . . . . . . . . . . . .        598        631
  Capital in excess of par value. . . . . . . . . . . .    879,700  1,057,904
  Retained earnings . . . . . . . . . . . . . . . . . .    723,190    662,562
  Treasury stock, at cost . . . . . . . . . . . . . . .    (38,997)    (7,611)
                                                        ---------- ----------
    Total Common Stock Equity . . . . . . . . . . . . .  1,564,491  1,713,486
                                                        ---------- ----------
    Total Liabilities and Stockholders' Equity  . . . . $5,700,807 $4,883,337
                                                        ========== ==========

The notes on page 6 are an integral part of the financial statements.

                             Energy East Corporation
                Consolidated Statements of Cash Flows - (Unaudited)

                                                         Three Months
Periods Ended March 31                                 1999       1998
                                                          (Thousands)
Operating Activities
 Net income . . . . . . . . . . . . . . . . . . .   $87,036    $76,171
 Adjustments to reconcile net income to net cash
  provided by operating activities
   Depreciation and amortization. . . . . . . . .    55,332     48,377
   Federal income taxes and investment tax credits
     deferred, net. . . . . . . . . . . . . . . .  (224,366)    (5,575)
 Changes in current operating assets and liabilities
   Accounts receivable  . . . . . . . . . . . . .   (27,096)    13,592
   Prepayments. . . . . . . . . . . . . . . . . .   (26,353)   (20,955)
   Inventory. . . . . . . . . . . . . . . . . . .    45,101     18,430
   Accounts payable and accrued liabilities . . .   (11,548)    (8,980)
   Taxes accrued. . . . . . . . . . . . . . . . .   322,560     47,486
 Other, net . . . . . . . . . . . . . . . . . . .   (62,480)       372
                                                     --------    -------
    Net Cash Provided by Operating Activities . .   158,186    168,918
                                                     --------    -------
Investing Activities
 Sale of generation assets. . . . . . . . . . . .   900,500       -
 Utility plant additions. . . . . . . . . . . . .   (13,572)   (38,801)
 Other property and investments . . . . . . . . .    (4,962)      (249)
                                                     --------    -------
    Net Cash Provided by
     (Used in) Investing Activities . . . . . . .   881,966    (39,050)
                                                     --------    -------
Financing Activities
 Repurchase of common stock . . . . . . . . . . .  (178,300)  (114,023)
 Treasury stock acquired, net . . . . . . . . . .   (31,386)      -
 Repayments of preferred stock and
    first mortgage bonds. . . . . . . . . . . . .   (75,000)   (30,000)
 Long-term notes, net . . . . . . . . . . . . . .    (1,337)      (380)
 Notes payable, net . . . . . . . . . . . . . . .   173,700     47,000
 Dividends on common stock. . . . . . . . . . . .   (26,408)   (23,628)
                                                     --------    -------
    Net Cash Used in Financing Activities . . . .  (138,731)  (121,031)
                                                     --------    -------

Net Increase in Cash and Cash Equivalents . . . .   901,421      8,837
Cash and Cash Equivalents, Beginning of Period. .    48,068      8,168
                                                     --------    -------
Cash and Cash Equivalents, End of Period. . . . .  $949,489    $17,005
                                                     ========    =======

Supplemental Disclosure of Cash Flows Information
 Cash paid during the period
  Interest, net of amounts capitalized. . . . . .   $11,035    $11,473





The notes on page 6 are an integral part of the financial statements.

                           Energy East Corporation
           Consolidated Statements of Retained Earnings - (Unaudited)

                                                      Three Months
Periods Ended March 31                               1999      1998
                                                       (Thousands)

Balance, beginning of period. . . . . . . . .    $662,562  $568,844

Add net income. . . . . . . . . . . . . . . .      87,036    76,171

Deduct dividends on common stock. . . . . . .      26,408    23,628
                                                   --------  --------

Balance, end of period. . . . . . . . . . . .    $723,190  $621,387
                                                   ========  ========


































The notes on page 6 are an integral part of the financial statements.

Note 1.   Unaudited Consolidated Financial Statements

     The accompanying unaudited consolidated financial statements reflect all adjustments which are necessary, in the opinion of management, for a fair presentation of our consolidated results for the interim periods. All such adjustments are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our annual report for the year ended December 31, 1998. Due to the seasonal nature of our operations, financial results for interim periods are not neces-sarily indicative of trends for a 12-month period.

Note 2.   Common Stock Split

     In January 1999 we declared a two-for-one stock split on common stock outstanding. Shareholders of record at the close of business on March 12, 1999, were entitled to the shares effective April 1, 1999. All references to shares outstanding and per share information reflect the stock split.

Note 3.   Segment Information

     Selected financial information for each of our business segments is presented in the following table. "Energy
Distribution" consists of our electricity distribution, transmission and generation operations in New York and Pennsylvania and our natural gas distribution, transportation and storage operations in New York. "Other" includes our energy services businesses, natural gas and propane air distribution operations outside of New York, corporate assets and intersegment eliminations.

                              Energy
Three Months Ended         Distribution       Other         Total
  March 31, 1999
   Operating Revenues        $637,035       $17,403       $654,438
   Net Income (Loss)          $90,175       $(3,139)       $87,036

  March 31, 1998
   Operating Revenues        $627,232       $10,398       $637,630
   Net Income (Loss)          $77,745       $(1,574)       $76,171

Identifiable Assets
  March 31, 1999           $5,613,911       $86,896     $5,700,807
  December 31, 1998        $4,807,657       $75,680     $4,883,337


Note 4.   Reclassifications

     Certain amounts have been reclassified on the consolidated financial statements to conform with the 1999 presentation.

Item 2. Management's discussion and analysis of financial condition and results of operations

(a) Liquidity and Capital Resources

Electric Business

Sale of our Coal-fired Generation Assets: We placed our seven coal-fired stations and associated assets and liabilities up for auction in 1998. We accepted offers totaling $1.85 billion from The AES Corporation and Edison Mission Energy in August 1998 for those generation assets. We completed the sale of our Homer City generation assets to Mission Energy in March 1999, and the sale of our remaining coal-fired generation assets to AES in May 1999.

     All proceeds, net of taxes and transaction costs, in excess of the net book value of the generation assets, less funded deferred taxes, will be used to write down our 18% investment in Nine Mile Point 2. This treatment is in accordance with our restructuring plan approved by the Public Service Commission of the State of New York in January 1998. The net cash received from the sales will be used to implement our strategy of selectively growing our energy distribution business in the Northeast and continued common stock repurchases.

     Now that the sale of our coal-fired generation assets has been completed, our power requirements will be satisfied through generation from our nuclear and hydroelectric stations and by purchases from third parties. We have assumed the risk of market prices that are sometimes volatile, since we have capped the prices we can charge customers.

     We use electricity contracts to manage our exposure to fluctuations in the cost of electricity. These contracts allow us to fix margins on the majority of our retail and wholesale sales of electricity. The cost or benefit of electricity contracts is included in the cost of electricity purchased when the electricity is sold.

Nine Mile Point nuclear generating unit No. 2: We are actively pursuing the sale of our interest in Nine Mile Point 2. In January Niagara Mohawk Power Corporation, the operator and 41% owner of Nine Mile Point 2, announced its intention to pursue the sale of its interest in Nine Mile Point 2. Together we are in active discussions concerning the sale with a third party who completed due diligence at the site earlier this year. We will petition for all necessary regulatory approvals if an agreement is reached to sell Nine Mile Point 2.

Natural Gas Business

Role of Local Distribution Companies: On November 3, 1998, the PSC issued a "Policy Statement Concerning the Future of the Natural Gas Industry in New York State and Order Terminating Capacity Assignment." The policy statement includes the PSC's vision for furthering competition in the natural gas industry in New York State. The PSC believes the most effective way to establish a competitive gas market is for natural gas utilities to exit the merchant function over a three to seven year period. The PSC also established guidelines and began several proceedings related to implementing its policy statement. We are participating in each of the proceedings and continue to believe the competitive marketplace should decide who will be the suppliers of natural gas.

     The PSC's Order requires local distribution companies, effective April 1, 1999, to cease assigning certain capacity costs to customers who switch from distribution service to transportation service. The local distribution companies will be provided a reasonable opportunity to recover any capacity costs that may be stranded. We made a compliance filing with the PSC in January 1999 to implement this requirement. The filing provided, among other things, for the full recovery of stranded capacity costs. In March 1999 the PSC approved the filing, with certain modifications, allowing for the full recovery of stranded capacity costs.

Other Operations

CMP Natural Gas LLC: We began constructing a natural gas distribution system in Windham, Maine earlier this year. Windham is the first of 35 cities and towns we plan to serve in Maine and the first to draw natural gas from a recently completed interstate transmission pipeline. We expect to be delivering natural gas to homes and businesses in parts of Windham later this month.

Other Matters

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

     Our mainframe systems consist of the hardware and software components of New York State Electric & Gas Corporation's information technology systems. We believe we have identified, taken appropriate corrective action and tested all of our mainframe systems. We believe those systems are now able to process year 2000 and beyond transactions.

     Our special-purpose systems consist of our non-information technology systems and the information technology systems of our subsidiaries other than NYSEG. We have identified approximately 6,000 items in our special-purpose systems that may be affected by the Year 2000 problem. Items identified include software, hardware and embedded chips in systems such as those that control the acquisition and the delivery of electricity and natural gas to customers and those in our communication systems. We believe we have fixed, eliminated, replaced or found no problem with over 96% of the special-purpose items we have identified, including those in our electricity and natural gas delivery systems. We are determining and taking appropriate corrective action for the remaining identified items. Additional items, however, continue to be identified as we proceed with the review of our special-purpose systems. We expect to have reviewed, identified and determined and taken the appropriate corrective action on all of our special-purpose systems by the end of the second quarter of 1999.

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

     Our Year 2000 program is progressing on schedule and we believe we are taking all necessary steps to address this issue successfully. Through March 31, 1999, we have spent approximately $11.5 million and expect to spend an additional $0.8 million on Year 2000 readiness. We believe this amount is adequate to address our Year 2000 issues. These amounts are being expensed as incurred and are being financed entirely with internally generated funds. Addressing the Year 2000 issue has not caused us to delay any significant information system projects.

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

     We are dependent on others for our supply of natural gas. In the event a supplier is not able to meet our needs, we plan to purchase the needed amount of natural gas from one of many other suppliers on the same transmission line. Since the sale of our coal-fired generation assets has been completed, we will be buying instead of producing the majority of the electricity our customers need. If the electricity available in our region is not adequate for all of the customers on our system, we plan to operate at lower levels of power as outlined in our established emergency procedures. Should our mainframe hardware be disabled, we have a backup mainframe system that is capable of operating all of our
business systems.   We expect to have all of our contingency plans
ready and tested by mid-1999.

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

Investing Activities

     Capital spending for the first three months of 1999 was $19 million, primarily for extension of service and necessary improvements to existing facilities. We estimate our capital spending for 1999 will be about $140 million, and it is expected to be paid for entirely with internally generated funds.

Financing Activities

     On February 1, 1999, we redeemed, at par, $25 million of 7.40% preferred stock and $50 million of adjustable rate preferred stock.

     On April 1, 1999, we purchased, at a discount, shares of the following series of preferred stock: $7.2 million of 3.75%, $2.8 million of 4 1/2% (Series 1949), $1.4 million of 4.15%, $4.8 million of 4.40%, and $3.1 million of 4.15% (Series 1954).

     On April 1, 1999, the holders of a majority of the votes of shares of NYSEG's serial preferred stock consented to increase the amount of unsecured debt NYSEG may issue by up to an additional $1.2 billion.

     We repurchased 7.8 million shares of our common stock during the first quarter of 1999.

Forward-looking Statements

      This Form 10-Q contains certain forward-looking statements that are based upon management s current expectations and information that is currently available. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements in certain circumstances. Whenever used in this report, the words "estimate," "expect," "believe," or similar expressions are intended to identify such forward-looking statements.

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

      Some additional factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the deregulation and unbundling of energy services; our ability to compete in the rapidly changing and increasingly competitive electricity and natural gas utility markets; our ability to control nonutility generator and other costs; changes in fuel supply or cost and the success of our strategies to satisfy our power requirements now that all of our coal-fired generation assets have been sold; our ability to expand our products and services, including our energy distribution network in the Northeast; the ability to obtain adequate and timely rate relief; nuclear or environmental incidents; legal or administrative proceedings; changes in the cost or availability of capital; growth in the areas in which we are doing business; weather variations affecting customer energy usage; and other considerations that may be disclosed from time to time in our publicly disseminated documents and filings. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

(b) Results of Operations

                                    Three Months Ended March 31,
                                     1999        1998     Change
                           (Thousands, except per share amounts)

Total Operating Revenues           $654,438    $637,630      3%
Operating Income                   $159,224    $155,644      2%
Net Income                          $87,036     $76,171     14%
Average Shares Outstanding          122,939     132,817     (7%)
Earnings Per Share,
  basic and diluted                    $.71        $.57     25%
Dividends Paid Per Share               $.21        $.18     17%



     Our earnings per share for the first quarter of 1999 improved due to higher retail electricity and natural gas deliveries--caused by milder-than-normal weather last year--and fewer shares of common stock outstanding due to our share repurchase program. The increase was partially offset by price reductions we are providing our customers to promote competition.


Operating Results by Business Segment

Energy Distribution                 Three Months Ended March 31,
                                     1999        1998     Change
                                              (Thousands)

Retail Deliveries-
     Megawatt-hours                   3,624       3,390      7%
     Dekatherms                      24,887      21,279     17%
Operating Revenues                 $637,035    $627,232      2%
Operating Expenses                 $474,378    $470,090      1%
Operating Income                   $162,657    $157,142      4%



     Higher retail electricity and natural gas deliveries, caused by milder-than-normal weather last year, added $43 million to operating revenues. That increase was partially offset by a $20 million decrease due to lower wholesale electricity deliveries and a $14 million decrease due to lower retail electricity and natural gas prices.

     The increase in operating expenses was primarily due to a $19 million increase in electricity purchased for retail deliveries, partially offset by a $17 million decrease in electricity purchased for wholesale deliveries. A higher volume of natural gas purchases was offset by lower purchased gas costs.

                        PART II  -  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     Our Annual Meeting of stockholders was held on April 23, 1999. The following matters were voted upon:

     (a)   The election of two directors:

                Nominees          Votes For      Votes Withheld
           Alison P. Casarett     52,021,195        726,706
           John M. Keeler         51,796,033        951,868

     (b) Approval of an amendment to the Certificate of Incorporation to authorize 100,000,000 additional shares of Common Stock:

           Shares For:            49,024,851
           Shares Against:         3,177,950
           Shares Abstain:           545,101

     (c) Approval of an amendment to the Certificate of Incorporation and By-Laws to lower the supermajority vote requirement from three-fourths to two-thirds in order to amend certain By-Law provisions:

           Shares For:            43,053,619
           Shares Against:         2,302,027
           Shares Abstain:           782,943
           Broker "Non-Voted":     6,609,313

     (d) Approval of an amendment to the Certificate of Incorporation to institute cumulative voting in the election of directors:

           Shares For:            39,257,600
           Shares Against:         6,025,044
           Shares Abstain:           855,944
           Broker "Non-Voted":     6,609,314

     (e) A stockholder proposal relating to a percentage reduction in director remuneration based on a dividend reduction was defeated:

           Shares For:             3,626,643
           Shares Against:        41,092,833
           Shares Abstain:         1,419,112
           Broker "Non-Voted":     6,609,314

Item 5.  Other Information

     On April 23, 1999, we reached a definitive merger agreement with Connecticut Energy Corporation (CNE) under which CNE will become a
wholly-owned subsidiary of Energy East.   The transaction is valued
at $617 million, including the assumption of debt. Shareholders of CNE will receive $42 per share, 50% payable in stock and 50% in cash. Shareholders will be able to specify the percentage of the consideration they wish to receive in stock and in cash, subject to proration. The combination will be accounted for using the purchase method of accounting.

     The merger is subject to, among other things, the approval of CNE shareholders, the Connecticut Department of Public Utility
Control and the Securities and Exchange Commission. We expect the transaction to close in the next 12 months.


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


                       ENERGY EAST CORPORATION
                            (Registrant)



                       By      /s/ Wesley W. von Schack
                                   Wesley W. von Schack
                           Chairman and Chief Financial Officer


Date:  May 14, 1999

                          EXHIBIT INDEX

(a)  The following exhibits are delivered with this report:

Exhibit No.

    3-3  -  Certificate of Amendment of the Certificate of
            Incorporation filed in the Office of the Secretary of
            State of the State of New York on April 26, 1999.
    3-4  -  By-Laws of the Company as amended April 23, 1999.
   27    -  Financial Data Schedule.