Form 10-Q
period 1999-06-30
ENERGY EAST CORP
filed 1999-08-10
CIK 1046861

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                                      June 30, 1999
For the quarterly period ended. . . . . . . .. . . . . . . . . .

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

                      Yes [x]         No [ ]

     The number of shares of common stock (par value $.01 per share) outstanding as of July 31, 1999 was 114,407,028.

                            TABLE OF CONTENTS

                                 PART I


                                                            Page

Item 1.      Financial Statements . . . . . . . . . . . . . .  1


Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations
             (a)    Liquidity and Capital Resources . . . . .  8
             (b)    Results of Operations . . . . . . . . . . 16





                                 PART II

Item 1.      Legal Proceedings. . . . . . . . . . . . . . . . 18

Item 6.      Exhibits and Reports on Form 8-K
             (a)    Exhibits. . . . . . . . . . . . . . . . . 18
             (b)    Reports on Form 8-K . . . . . . . . . . . 18



Signature . . . . . . . . . . . . . . . . . . . . . . . . . . 19

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . 20


                          PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             Energy East Corporation
                 Consolidated Statements of Income - (Unaudited)


                                          Three Months         Six Months
Periods Ended June 30                     1999     1998      1999      1998
                                        (Thousands, except per share amounts)

Operating Revenues
 Sales and Services . . . . . . . . .  $507,927 $548,308 $1,162,365 $1,185,938
                                       -------- -------- ---------- ----------
Operating Expenses
 Fuel used in electricity generation.    18,272   55,080     74,756    114,172
 Electricity purchased. . . . . . . .   184,871  164,355    333,665    310,566
 Natural gas purchased. . . . . . . .    35,317   31,251    101,529     88,388
 Other operating expenses . . . . . .    64,401   83,096    153,019    167,377
 Maintenance. . . . . . . . . . . . .    19,811   27,748     45,524     59,697
 Depreciation and amortization. . . .   538,473   48,405    593,805     96,782
 Other taxes. . . . . . . . . . . . .    56,579   50,556    110,640    105,495
 Gain on sale of generation assets. .  (674,572)    -      (674,572)      -
 Writeoff of Nine Mile Point 2. . . .    69,930     -        69,930       -
                                        -------  -------   --------   --------
    Total Operating Expenses. . . . .   313,082  460,491    808,296    942,477
                                        -------  -------   --------   --------
Operating Income. . . . . . . . . . .   194,845   87,817    354,069    243,461
Other (Income) and Deductions . . . .   (13,678)     163    (14,360)     1,388
Interest Charges, Net . . . . . . . .    32,718   30,289     64,901     60,924
Preferred Stock Dividends of
 Subsidiary.. . . . . . . . . . . . .       691    2,260      1,721      4,529
                                        -------  -------   --------   --------
Income Before Federal Income Taxes. .   175,114   55,105    301,807    176,620
Federal Income Taxes. . . . . . . . .   119,618   25,752    159,276     71,096
                                        -------  -------   --------   --------
Net Income. . . . . . . . . . . . . .   $55,496  $29,353   $142,531   $105,524
                                        =======  =======   ========   ========

Earnings Per Share, basic and diluted      $.48     $.23      $1.19       $.81

Dividends Paid Per Share. . . . . . .      $.21     $.20       $.42       $.38

Average Shares Outstanding. . . . . .   116,623  128,699    119,763    130,746






Per share amounts and number of shares outstanding have been restated to reflect the two-for-one common stock split effective April 1, 1999.

The notes on pages 6 and 7 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

                             Energy East Corporation
                    Consolidated Balance Sheets - (Unaudited)

                                                          June 30,     Dec. 31,
                                                            1999         1998
                                                               (Thousands)
Assets

Current Assets
 Cash and cash equivalents. . . . . . . . . . . . . . . $1,291,845     $48,068
 Special deposits . . . . . . . . . . . . . . . . . . .        911       4,729
 Accounts receivable, net . . . . . . . . . . . . . . .    133,094     148,712
 Fuel, at average cost. . . . . . . . . . . . . . . . .      9,504      44,643
 Materials and supplies, at average cost. . . . . . . .      7,702      38,040
 Prepayments. . . . . . . . . . . . . . . . . . . . . .    156,610     111,082
                                                        ----------  ----------
    Total Current Assets. . . . . . . . . . . . . . . .  1,599,666     395,274

Utility Plant, at Original Cost
 Electric . . . . . . . . . . . . . . . . . . . . . . .  3,377,253   5,299,604
 Natural gas. . . . . . . . . . . . . . . . . . . . . .    613,951     602,904
 Common . . . . . . . . . . . . . . . . . . . . . . . .    138,771     144,043
                                                        ----------  ----------
                                                         4,129,975   6,046,551
 Less accumulated depreciation. . . . . . . . . . . . .  1,983,423   2,211,608
                                                        ----------  ----------
    Net Utility Plant in Service. . . . . . . . . . . .  2,146,552   3,834,943
 Construction work in progress. . . . . . . . . . . . .      9,252      27,741
                                                        ----------  ----------
    Total Utility Plant . . . . . . . . . . . . . . . .  2,155,804   3,862,684

Other Property and Investments, Net . . . . . . . . . .     99,328     129,088

Regulatory and Other Assets
 Regulatory assets
  Unfunded future federal income taxes. . . . . . . . .     29,164     136,404
  Unamortized debt expense. . . . . . . . . . . . . . .     69,320      71,530
  Demand-side management program costs. . . . . . . . .     58,558      64,466
  Environmental remediation costs . . . . . . . . . . .     58,800      60,600
  Other . . . . . . . . . . . . . . . . . . . . . . . .     33,191     125,604
                                                        ----------  ----------
    Total regulatory assets . . . . . . . . . . . . . .    249,033     458,604

 Other assets . . . . . . . . . . . . . . . . . . . . .     25,329      37,687
                                                        ----------  ----------
    Total Regulatory and Other Assets . . . . . . . . .    274,362     496,291
                                                        ----------  ----------
    Total Assets. . . . . . . . . . . . . . . . . . . . $4,129,160  $4,883,337
                                                        ==========  ==========



The notes on pages 6 and 7 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

                             Energy East Corporation
                    Consolidated Balance Sheets - (Unaudited)

                                                         June 30,    Dec. 31,
Liabilities                                                1999        1998
                                                              (Thousands)
Current Liabilities
 Current portion of long-term debt. . . . . . . . . . .     $2,018    $31,077
 Current portion of preferred stock of subsidiary . . .       -        75,000
 Commercial paper . . . . . . . . . . . . . . . . . . .       -        78,300
 Accounts payable and accrued liabilities . . . . . . .    117,311    116,582
 Interest accrued . . . . . . . . . . . . . . . . . . .     19,017     19,556
 Taxes accrued. . . . . . . . . . . . . . . . . . . . .    298,215        587
 Accumulated deferred federal income tax, net . . . . .     29,391     10,029
 Other. . . . . . . . . . . . . . . . . . . . . . . . .     61,835     82,143
                                                        ---------- ----------
    Total Current Liabilities . . . . . . . . . . . . .    527,787    413,274

Regulatory and Other Liabilities
 Regulatory liabilities
  Deferred income taxes . . . . . . . . . . . . . . . .     68,921     98,038
  Deferred income taxes, unfunded future federal
   income taxes . . . . . . . . . . . . . . . . . . . .     14,238     60,896
  Other . . . . . . . . . . . . . . . . . . . . . . . .     22,968     42,182
                                                        ---------- ----------
    Total regulatory liabilities. . . . . . . . . . . .    106,127    201,116

 Other liabilities
  Deferred income taxes . . . . . . . . . . . . . . . .    215,920    765,592
  Other postretirement benefits . . . . . . . . . . . .    151,862    137,681
  Environmental remediation costs . . . . . . . . . . .     78,800     80,600
  Other . . . . . . . . . . . . . . . . . . . . . . . .     90,687     82,028
                                                        ---------- ----------
    Total other liabilities . . . . . . . . . . . . . .    537,269  1,065,901
Long-term debt. . . . . . . . . . . . . . . . . . . . .  1,386,621  1,435,120
                                                        ---------- ----------
    Total Liabilities . . . . . . . . . . . . . . . . .  2,557,804  3,115,411
Commitments . . . . . . . . . . . . . . . . . . . . . .       -          -
Preferred Stock of Subsidiary
 Preferred stock redeemable solely at the
  option of subsidiary. . . . . . . . . . . . . . . . .     10,131     29,440
 Preferred stock subject to mandatory
  redemption requirements . . . . . . . . . . . . . . .     25,000     25,000

Common Stock Equity
 Common stock . . . . . . . . . . . . . . . . . . . . .      1,174        631
 Capital in excess of par value . . . . . . . . . . . .    819,960  1,057,904
 Retained earnings. . . . . . . . . . . . . . . . . . .    754,088    662,562
 Treasury stock, at cost. . . . . . . . . . . . . . . .    (38,997)    (7,611)
                                                        ---------- ----------
    Total Common Stock Equity . . . . . . . . . . . . .  1,536,225  1,713,486
                                                        ---------- ----------
    Total Liabilities and Stockholders' Equity  . . . . $4,129,160 $4,883,337
                                                        ========== ==========

The notes on pages 6 and 7 are an integral part of the financial statements.

                             Energy East Corporation
               Consolidated Statements of Cash Flows - (Unaudited)

                                                            Six Months
Periods Ended June 30                                    1999        1998
                                                            (Thousands)
Operating Activities
 Net income . . . . . . . . . . . . . . . . . . . .    $142,531   $105,524
 Adjustments to reconcile net income to net cash
  provided by operating activities
   Depreciation and amortization. . . . . . . . . .     593,805     96,782
   Federal income taxes and investment tax credits
     deferred, net. . . . . . . . . . . . . . . . .    (444,342)    (4,445)
   Gain on sale of generation assets. . . . . . . .    (674,572)      -
   Writeoff of Nine Mile Point 2. . . . . . . . . .      69,930       -
 Changes in current operating assets and liabilities
   Accounts receivable  . . . . . . . . . . . . . .      15,618     38,121
   Inventory. . . . . . . . . . . . . . . . . . . .      65,477      4,749
   Prepayments. . . . . . . . . . . . . . . . . . .     (45,528)    (9,042)
   Accounts payable and accrued liabilities . . . .         729     17,050
   Taxes accrued. . . . . . . . . . . . . . . . . .     297,628     32,696
 Other, net . . . . . . . . . . . . . . . . . . . .     (16,629)    14,353
                                                     ----------   --------
    Net Cash Provided by Operating Activities . . .       4,647    295,788
                                                     ----------   --------
Investing Activities
 Sale of generation assets. . . . . . . . . . . . .   1,850,000       -
 Utility plant additions. . . . . . . . . . . . . .     (29,904)   (76,303)
 Other property and investments . . . . . . . . . .     (10,829)    25,200
                                                     ----------   --------
    Net Cash Provided by (Used in)
      Investing Activities. . . . . . . . . . . . .   1,809,267    (51,103)
                                                     ----------   --------
Financing Activities
 Repurchase of common stock . . . . . . . . . . . .    (237,559)  (135,359)
 Treasury stock acquired, net . . . . . . . . . . .     (31,386)      -
 Repayments of preferred stock and
   first mortgage bonds . . . . . . . . . . . . . .    (144,557)   (30,000)
 Long-term notes, net . . . . . . . . . . . . . . .     (27,330)     9,580
 Commercial paper, net. . . . . . . . . . . . . . .     (78,300)    12,000
 Dividends on common stock. . . . . . . . . . . . .     (51,005)   (49,432)
                                                     ----------   --------
    Net Cash Used in Financing Activities . . . . .    (570,137)  (193,211)
                                                     ----------   --------

Net Increase in Cash and Cash Equivalents . . . . .   1,243,777     51,474
Cash and Cash Equivalents, Beginning of Period. . .      48,068      8,168
                                                     ----------   --------
Cash and Cash Equivalents, End of Period. . . . . .  $1,291,845    $59,642
                                                     ==========   ========
Supplemental Disclosure of Cash Flows Information
 Cash paid during the period
  Interest, net of amounts capitalized. . . . . . .     $55,929    $52,553
  Income taxes (includes $262,500 related to
    gain on sale of generation assets). . . . . . .    $320,422    $37,346

The notes on pages 6 and 7 are an integral part of the financial statements.



Item 1.  Financial Statements (Cont'd)


                             Energy East Corporation
            Consolidated Statements of Retained Earnings - (Unaudited)



                                                        Six Months
Periods ended June 30                                 1999      1998
                                                        (Thousands)

Balance, beginning of period. . . . . . . . . .    $662,562  $568,844

Add net income. . . . . . . . . . . . . . . . .     142,531   105,524

Deduct dividends on common stock. . . . . . . .      51,005    49,432
                                                   --------  --------

Balance, end of period. . . . . . . . . . . . .    $754,088  $624,936
                                                   ========  ========




























The notes on pages 6 and 7 are an integral part of the financial statements.

Note 1.  Unaudited Consolidated Financial Statements

     The accompanying unaudited consolidated financial statements reflect all adjustments which are necessary, in the opinion of management, for a fair presentation of our consolidated results for the interim periods. All such adjustments, other than those related to the sale of our coal-fired generation stations and the writeoff of Nine Mile Point 2, are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our annual report for the year ended December 31, 1998. Due to the seasonal nature of our operations, financial results for interim periods are not necessarily indicative of trends for a 12-month period.

Note 2. Investment in Nine Mile Point nuclear generating unit No. 2

     We wrote off our entire 18% investment in Nine Mile Point 2 during the second quarter of 1999. We completed the sale of our Homer City generation assets to Edison Mission Energy in March 1999, and the sale of our remaining coal-fired generation assets to The AES Corporation in May 1999. The proceeds from the sale of those assets, net of taxes and transaction costs, in excess of the net book value, less funded deferred taxes, were used to write down our investment in Nine Mile Point 2 by $384 million. This treatment was in accordance with our restructuring plan approved by the Public Service Commission of the State of New York in January 1998. We wrote down our investment an additional $104 million due to the required writeoff of funded deferred taxes related to Nine Mile Point 2. These writedowns are reflected in depreciation and amortization for the second quarter of 1999.

     We announced in June 1999 that we agreed to sell our 18% interest in Nine Mile Point 2 to AmerGen Energy Company, a joint venture of PECO Energy Company and British Energy. (See Item 2(a)
- Energy Distribution, Nine Mile Point nuclear generating unit No. 2.) Based on the sale agreement, we wrote off $70 million, our remaining investment in Nine Mile Point 2, in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

Note 3.  Common Stock Split

     In January 1999 we declared a two-for-one stock split on common stock outstanding. Shareholders of record at the close of business on March 12, 1999, were entitled to the shares effective April 1, 1999. All references to shares outstanding and per share information reflect the stock split.

Note 4.  Segment Information

     Selected financial information for each of our business segments is presented in the following table. "Energy
Distribution" consists of our electricity distribution, transmission and generation operations in New York and our natural gas distribution, transportation and storage operations in New
York. "Other" includes our energy services businesses, natural gas and propane air distribution operations outside of New York, corporate assets and intersegment eliminations.

                              Energy
Three Months Ended         Distribution       Other         Total
  June 30, 1999
   Operating Revenues        $497,209       $10,718       $507,927
   Net Income (Loss)          $58,474       $(2,978)       $55,496

  June 30, 1998
   Operating Revenues        $540,412        $7,896       $548,308
   Net Income                 $28,905          $448        $29,353

Six Months Ended
  June 30, 1999
   Operating Revenues      $1,134,244       $28,121     $1,162,365
   Net Income (Loss)         $148,649       $(6,118)      $142,531

  June 30, 1998
   Operating Revenues      $1,167,644       $18,294     $1,185,938
   Net Income (Loss)         $106,650       $(1,126)      $105,524

Identifiable Assets
  June 30, 1999            $3,189,406      $939,754     $4,129,160
  December 31, 1998        $4,807,657       $75,680     $4,883,337

Note 5.  Reclassifications

     Certain amounts have been reclassified on the consolidated financial statements to conform with the 1999 presentation.

Item 2. Management's discussion and analysis of financial condition and results of operations

(a) Liquidity and Capital Resources

Merger Agreements

Connecticut Energy Merger: On April 23, 1999, we signed a definitive merger agreement with Connecticut Energy Corporation
(CNE) under which CNE will become one of our wholly-owned subsidiaries. The transaction is valued at $617 million, including the assumption of approximately $181 million of debt.

     Under the agreement 50% of the common stock of CNE will be converted into our common stock with a value of $42.00 per CNE share, and 50% will be converted into $42.00 in cash per CNE share, subject to restrictions on the minimum and maximum number of shares to be issued. Shareholders will be able to specify the percentage of the consideration they wish to receive in stock and in cash, subject to proration. The transaction will be accounted for using the purchase method of accounting.

     The merger is subject to, among other things, the approvals of CNE shareholders and various regulatory agencies, including the Connecticut Department of Public Utility Control and the Securities and Exchange Commission. We expect the transaction to close by early 2000.

CMP Group Merger: On June 14, 1999, we signed a definitive merger agreement with CMP Group, Inc. under which CMP Group will become one of our wholly-owned subsidiaries. We will acquire all of the common stock of CMP Group for $29.50 per share in cash. The transaction has an equity market value of approximately $957 million based on approximately 32.4 million CMP Group common shares outstanding. We will also assume approximately $271 million of CMP Group preferred stock and long-term debt. The transaction will be accounted for using the purchase method of accounting.

     The merger is subject to, among other things, the approvals of CMP Group shareholders and various regulatory agencies, including the Maine Public Utilities Commission, the Securities and Exchange Commission, the Federal Energy Regulatory Commission and the Nuclear Regulatory Commission. We intend to register as a holding company with the SEC under the Public Utility Holding Company Act of 1935. We expect the transaction to close in the middle of the year 2000.

CTG Resources Merger: On June 29, 1999, we signed a definitive merger agreement with CTG Resources, Inc. under which CTG Resources will become one of our wholly-owned subsidiaries. The transaction values CTG Resources' common equity at approximately $355 million, and we will assume approximately $220 million of CTG Resources' long-term debt. The transaction will be accounted for using the purchase method of accounting.

     Under the agreement, 45% of the common stock of CTG Resources will be converted into our common stock with a value of $41.00 per CTG Resources share, and 55% will be converted into $41.00 in cash per CTG Resources share, subject to restrictions on the minimum and maximum number of shares to be issued. Shareholders will be able to specify the percentage of the consideration they wish to receive in stock and in cash, subject to proration.

     The merger is subject to, among other things, the approvals of CTG Resources shareholders and various regulatory agencies, including the Connecticut Department of Public Utility Control and the Securities and Exchange Commission. We expect the transaction to close in the middle of the year 2000.

Notes Payable: We expect to issue long-term debt prior to the closings of the merger transactions. The proceeds from the debt issuance, along with the proceeds from the sale of our generation assets and internally generated funds, will be used to help fund the cash portion of the consideration and to help fund our ongoing share repurchase program.

Energy Distribution

Sale of our Coal-fired Generation Assets: We accepted offers totaling $1.85 billion from The AES Corporation and Edison Mission Energy in August 1998 for our seven coal-fired stations and associated assets and liabilities, which were placed up for auction earlier in 1998. We completed the sale of our Homer City generation assets to Edison Mission Energy in March 1999, and the sale of our remaining coal-fired generation assets to AES in May
1999.   (See Item 1 - Note 2 to the Consolidated Financial
Statements.)

     Now that the sale of our coal-fired generation assets is complete, approximately 60% of our power requirements will be satisfied through generation from our nuclear and hydroelectric stations and by purchases under long-term contracts from nonutility generators and the New York Power Authority. For the remaining power requirements we have assumed the risk of market prices that are sometimes volatile, since we have capped the prices we can charge customers.

     We use electricity contracts to manage our exposure to fluctuations in the cost of electricity. These contracts allow us to fix margins on the majority of our retail electricity sales.
The cost or benefit of electricity contracts is included in the cost of electricity purchased when the electricity is sold.

Nine Mile Point nuclear generating unit No. 2: We announced in June 1999 that we agreed to sell our 18% interest in Nine Mile Point 2 to AmerGen Energy Company, a joint venture of PECO Energy Company and British Energy. In the same announcement, Niagara Mohawk Power Corporation, the operator and 41% owner of Nine Mile Point 2, announced the sale of its interest in Nine Mile Point 2 to AmerGen. At closing, we will receive $27.9 million in proceeds based on our 18% ownership share. (See Item 1 - Note 2 to the Consolidated Financial Statements.) We may be entitled to additional payments through 2012 under a financial sharing agreement. A power purchase agreement with AmerGen requires us to purchase 17.1% of all electricity from Nine Mile Point 2 at negotiated prices for three years.

     AmerGen will assume full responsibility for the decommissioning of its ownership share of Nine Mile Point 2. The decommissioning fund will be pre-funded to a fixed amount by the sellers, with all potential costs above the fixed amount paid by AmerGen. We expect the sale of Nine Mile Point 2 to be completed early next year.

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

     In response to Order 888, the New York Power Pool members submitted filings to the FERC proposing, among other things, to restructure the power pool by establishing a New York Independent System Operator and a New York State Reliability Council. In a series of orders in June 1998, January 1999 and July 1999 the FERC conditionally authorized the formation of the system operator and reliability council and conditionally accepted the tariff and rates applicable to transmission service, and energy, capacity and ancillary services filed by the members. In February 1999 power pool members also filed the necessary applications to transfer control of transmission facilities to the system operator, which the FERC accepted in April 1999. On July 29, 1999, the FERC conditionally granted certain authorizations that would allow the system operator to become operational on September 1, 1999, and required an additional filing by the power pool members within 30 days to implement the restructuring proposal. We are currently awaiting the FERC's acceptance of the remaining power pool member filings. We do not expect the restructuring to have a material adverse effect on our financial position or results of operations.

Electric Retail Access Program: Customers in certain sections of our service territory were eligible to choose their electricity supplier in mid-1998. All of our electricity customers were able to choose their electricity supplier by August 1, 1999.

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

     On July 15, 1999, the PSC issued an Opinion and Order Concerning Retail Access Credit and Customer Identification Issues. This order addressed phase one unbundling issues related to our retail access credit (the amount backed out of a customer's transmission and distribution bill when that customer participates in retail access), suppliers' obligations and customer identification. As a result of the order, our retail access credit was maintained at its current value, retail access suppliers are responsible for energy and capacity for their own customers and we may require a deposit from customers who are not able to provide adequate identification. The PSC also concluded that costs for line losses, installed reserves and most ancillary services are being recovered through our delivery charge and are not part of the retail access credit. We are currently developing our response to this order and are unable to predict the effect of the order on our financial position or results of operations.

Competitive Electric Metering: In May 1999 the PSC approved a plan to open up to competition electric metering services for certain customers in New York State. The services include installation and maintenance of electric meters, meter reading and meter data retrieval and storage. Competitive metering would initially be available to customers with peak electricity requirements at any given time of 50 kilowatts or more. Utilities will be required to file unbundled metering tariffs by October 1, 1999, that identify their metering costs as a component of existing electricity prices. Utilities will continue their provider of last resort responsibilities for metering. Stranded cost issues will be handled in individual utility proceedings. We are currently unable to predict the effect of this plan on our financial position or results of operations.

Environmental Matters: Since we have completed the sale of our coal-fired generation assets, we will no longer be subject to certain regulation by the federal government and by state and local governments with respect to certain environmental matters and certain water quality, air quality and waste disposal requirements applicable to the coal-fired generation assets. (See Form 10-K for the fiscal year ended December 31, 1998, Item 1 - Business, Environmental matters.)

Role of Natural Gas Local Distribution Companies: On November 3, 1998, the PSC issued a "Policy Statement Concerning the Future of the Natural Gas Industry in New York State and Order Terminating Capacity Assignment." The policy statement includes the PSC's vision for furthering competition in the natural gas industry in New York State. The PSC believes the most effective way to establish a competitive gas market is for natural gas utilities to exit the merchant function over a three to seven year period. The PSC also established guidelines and began several proceedings related to implementing its policy statement. We are participating in each of the proceedings and continue to believe the competitive marketplace should decide who will be the suppliers of natural gas.

     In compliance with the PSC's Order, effective April 1, 1999, we ceased assigning certain capacity costs to customers who switch from fully bundled sales service to transportation service. Any capacity costs that may be stranded as a result of terminating capacity assignment will be recovered from all applicable customers.

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

     We have been working diligently to address this problem by reviewing all of our mainframe and special-purpose systems; identifying potentially affected software, hardware, and date-sensitive components, often referred to as embedded chips, of various equipment; determining and taking appropriate corrective action; and, when appropriate, testing our systems.

     Our mainframe systems consist of the hardware and software components of New York State Electric & Gas Corporation's information technology systems. We believe we have identified, taken appropriate corrective action and tested all of our mainframe systems. We believe those systems are now able to process year 2000 and beyond transactions.

     Our special-purpose systems consist of our non-information technology systems and the information technology systems of our subsidiaries other than NYSEG. We have identified approximately 6,000 items in our special-purpose systems that may be affected by the Year 2000 problem. Items identified include software, hardware and embedded chips in systems such as those that control the acquisition and the delivery of electricity and natural gas to customers and those in our communication systems. We believe we have fixed, eliminated, replaced or found no problem with all of the special-purpose items we have identified that affect our electricity and natural gas delivery systems and our communication systems.

     Even though we believe we have taken corrective action with respect to our own Year 2000 issues, the Year 2000 issue could adversely affect us if there are items in our mainframe or special-purpose systems that may be affected by the Year 2000 problem and that we have not identified in our review of those systems. The Year 2000 issue could also adversely affect us if third parties such as suppliers, customers, neighboring or interconnected utilities and other entities fail to correct any of their Year 2000 problems. We have contacted key third parties to determine the status of their Year 2000 readiness programs. Many have responded satisfactorily, some have not responded satisfactorily and some have not responded at all. We are following up with key third parties who have not responded satisfactorily or who have not responded at all. We have developed contingency plans, some of which are discussed below, for reasonably likely worst case scenarios based upon an assumption that we and those third parties will not be Year 2000 compliant.

     We believe we have taken all necessary steps to address the Year 2000 issue successfully. Through June 30, 1999, we have spent approximately $11.6 million and expect to spend an additional $1.1 million on Year 2000 readiness including contingency plan preparations. We believe this amount is adequate to address our Year 2000 issues. These amounts are being expensed as incurred and are being financed entirely with internally generated funds. Addressing the Year 2000 issue has not caused us to delay any significant information system projects.

     As part of our normal business practice we have plans in place for use during emergencies, some of which could arise from Year 2000 problems. We are also implementing an emergency preparedness plan which will help us to address customer emergencies and coordinate with other emergency service providers. Each of our 13 division offices will be open from 10:00 p.m. on December 31, 1999, to 2:00 a.m. on January 1, 2000. NYSEG personnel will be available to staff county emergency preparedness offices during this same time period. Other customer contact sites will also be established. Temporary local numbers will be established so customers can contact us should long distance telephone service fail. We have completed over 75 contingency plans to specifically address reasonably likely worst case scenarios that could arise as a result of the Year 2000 problem.

     The contingency plans address, among other scenarios, the interruption or failure of normal business activities or operations such as a partial electrical and/or natural gas system shutdown.
If the interruption or failure is due to embedded chips in equipment such as automatic control devices, our contingency plan is to implement the normal system restoration procedures that we utilize during emergencies. If the interruption or failure is due to telecommunications not being available, we plan to use alternative communication devices such as radio systems and satellite phones. Another scenario addressed by our contingency plans is the failure of our customer information system. Should that occur, we plan to rely on customer information previously stored and make the appropriate adjustment to each customer's next bill after the system is restored.

     We are dependent on others for our supply of natural gas. In the event a supplier is not able to meet our needs, we plan to purchase the needed amount of natural gas from one of our many other suppliers on the same transmission line. Since the sale of our coal-fired generation assets has been completed, we will be buying from third parties, including nonutility generators and the New York Power Authority, instead of producing the majority of the electricity our customers need. If the electricity available in our region is not adequate for all of the customers on our system, we plan to operate at lower levels of power as outlined in our established emergency procedures. Should our mainframe hardware be disabled, we have a backup mainframe system that is capable of operating all of our business systems. All of our contingency plans are ready and have been tested.

     The PSC issued an Order on October 30, 1998, adopting a July 1, 1999, deadline for New York utilities to complete their Year 2000 readiness programs for "mission critical" systems and for contingency plans. Mission critical systems include those systems that control the acquisition and the delivery of electricity and natural gas to customers, emergency management systems and certain electricity generation plants. We completed our Year 2000 readiness program for mission critical systems and for contingency plans before the PSC's July 1, 1999, deadline.

Investing and Financing Activities

Investing Activities

     Capital spending for the first six months of 1999 was $41 million, primarily for extension of energy distribution service and necessary improvements to existing facilities. We estimate our capital spending for 1999 will be about $140 million, and it is expected to be paid for entirely with internally generated funds.

Financing Activities

     On February 1, 1999, we redeemed, at par, $25 million of NYSEG's 7.40% preferred stock and $50 million of NYSEG's adjustable rate preferred stock.

     On April 1, 1999, we purchased, at a discount, shares of the following series of NYSEG's preferred stock: $7.2 million of 3.75%, $2.8 million of 4 1/2% (Series 1949), $1.4 million of 4.15%,
$4.8 million of 4.40%, and $3.1 million of 4.15% (Series 1954).

     On April 1, 1999, the holders of a majority of the votes of shares of NYSEG's serial preferred stock consented to increase the amount of unsecured debt NYSEG may issue by up to an additional
$1.2 billion.

     In June 1999 we redeemed, at a premium, $50 million of NYSEG's 7 5/8% Series first mortgage bonds.

     We repurchased 10 million shares of our common stock during the first six months of 1999.

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

      In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the risk that more Year 2000 problems may be found; the fact that despite all of our efforts, there can be no assurances that all of our Year 2000 issues have been remedied; the fact that there can be no assurances that all Year 2000 issues that could affect us can or will be totally eliminated by our suppliers, customers, neighboring or interconnected utilities and other entities; and the fact that our assessment of the effects of Year 2000 issues are based, in part, upon information received from our suppliers, customers, neighboring or interconnected utilities and other entities, our reasonable reliance upon this information and the risk that inaccurate or incomplete information may have been supplied to us.

      Some additional factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the deregulation and unbundling of energy services; our ability to compete in the rapidly changing and increasingly competitive electricity and natural gas utility markets; our ability to control nonutility generator and other costs; changes in fuel supply or cost and the success of our strategies to satisfy our power requirements now that all of our coal-fired generation assets have been sold; our ability to expand our products and services, including our energy distribution network in the Northeast; our ability to integrate the operations of Connecticut Energy, CMP Group and CTG Resources with our operations; the ability to obtain adequate and timely rate relief; nuclear or environmental incidents; legal or administrative proceedings; changes in the cost or availability of capital; growth in the areas in which we are doing business; weather variations affecting customer energy usage; and other considerations that may be disclosed from time to time in our publicly disseminated documents and filings. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

(b) Results of Operations

                                     Three Months Ended June 30,
                                     1999        1998     Change
                           (Thousands, except per share amounts)

Total Operating Revenues           $507,927    $548,308     (7%)
Operating Income                   $194,845     $87,817    122%
Net Income                          $55,496     $29,353     89%
Average Shares Outstanding          116,623     128,699     (9%)
Earnings Per Share,
  basic and diluted                    $.48        $.23    109%
Dividends Paid Per Share               $.21        $.20      5%


     Earnings per share increased 16 cents for the second quarter of 1999, exclusive of the nonrecurring benefit from the sale of our coal-fired generation assets and the writeoff of Nine Mile Point 2. That increase was primarily driven by investment income, fewer shares of common stock outstanding due to our share repurchase program, higher retail electricity deliveries, which were caused by warmer weather, and cost control efforts. Those increases were partially offset by higher purchased power costs and lower wholesale electricity deliveries due to the sale of our coal-fired generation assets.

                                       Six Months Ended June 30,
                                     1999        1998     Change
                           (Thousands, except per share amounts)

Total Operating Revenues         $1,162,365  $1,185,938     (2%)
Operating Income                   $354,069    $243,461     45%
Net Income                         $142,531    $105,524     35%
Average Shares Outstanding          119,763     130,746     (8%)
Earnings Per Share,
  basic and diluted                   $1.19        $.81     47%
Dividends Paid Per Share               $.42        $.38     11%


     Earnings per share increased 26 cents for the first half of 1999, exclusive of the nonrecurring benefit from the sale of our coal-fired generation assets and the writeoff of Nine Mile Point
2. That increase was primarily due to investment income, fewer shares of common stock outstanding due to our share repurchase program, higher retail electricity and natural gas deliveries, which were caused by weather, and cost control efforts. Those increases were partially offset by higher purchased power costs and lower wholesale electricity deliveries due to the sale of our generation assets and electricity price reductions provided to customers.

Operating Results by Business Segment

Energy Distribution                  Three Months Ended June 30,
                                     1999        1998     Change
                                        (Thousands)
Retail Deliveries
  Megawatt-hours                      3,255       3,130      4%
  Dekatherms                          9,953       9,305      7%
Operating Revenues                 $497,209    $540,412     (8%)
Operating Expenses                 $295,944    $450,210    (34%)
Operating Income                   $201,265     $90,202    124%


     Operating revenues decreased $43 million for the quarter primarily due to lower wholesale electricity deliveries due to the sale of our generation assets. That decrease was partially offset by higher retail electricity deliveries caused by warmer weather this quarter.

     Operating expenses decreased $50 million after excluding the nonrecurring benefit from the sale of our coal-fired generation assets and the writeoff of Nine Mile Point 2. Operating expenses were reduced primarily by lower fuel costs and cost control efforts, partially offset by higher purchased power costs.

                                       Six Months Ended June 30,
                                     1999        1998     Change
                                        (Thousands)
Retail Deliveries
  Megawatt-hours                      6,879       6,520      6%
  Dekatherms                         34,840      30,584     14%
Operating Revenues               $1,134,244  $1,167,644     (3%)
Operating Expenses                 $770,322    $920,301    (16%)
Operating Income                   $363,922    $247,343     47%


     Operating revenues decreased $33 million for the six months primarily due to lower wholesale electricity deliveries due to the sale of our generation assets, and lower retail electricity and natural gas prices, partially offset by higher retail electricity and natural gas deliveries caused by weather.

     Operating expenses decreased $46 million for the six months after excluding the nonrecurring benefit from the sale of our coal-fired generation assets and the writeoff of Nine Mile Point
2. Operating expenses were reduced primarily by lower fuel costs and cost control efforts, partially offset by higher purchased power costs.

PART II - OTHER INFORM                          ATION

Item 1.  Legal Proceedings

(a) By letter dated January 21, 1992, the New York State Department of Environmental Conservation notified us that we had been identified as a potentially responsible party at the Peter Cooper Corporation's Landfill Site (Peter Cooper Site) in the village of Gowanda, New York. The Peter Cooper Site is listed on the National Priorities List and the New York State Registry. Three other PRPs were identified in the NYSDEC letter. We believe that remediation costs at the Peter Cooper Site might rise to $16 million. By letter dated May 12, 1992, we notified the NYSDEC that we believed we had no responsibility for the alleged contamination at the Peter Cooper Site, and we declined to conduct remediation or finance remediation costs.

     On July 2, 1996, the U.S. Environmental Protection Agency notified us of its concern regarding the stream bank erosion along a portion of the Peter Cooper Site that is located on our property. Without admitting to any liability or responsibility, on October 24, 1996, we entered into an Order on Consent with the EPA to stabilize the stream bank. This project was completed in January 1997 at a cost of $120,000. By letter dated June 30, 1999, the EPA notified us and 18 other companies that we are PRPs with respect to the Peter Cooper Site, and offered us the opportunity to perform a remedial investigation and feasibility study at the site. Although we are still evaluating the June 30 letter, we believe that the ultimate disposition of this matter will not have a material adverse effect on our financial position or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits - See Exhibit Index.

 (b) Reports on Form 8-K

     Three reports on Form 8-K, dated April 23, 1999, June 14,
1999, and June 29, 1999, were filed to report certain information under Item 5, "Other Events."





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


Date:  August 10, 1999



                          EXHIBIT INDEX

(a)(1)  The following exhibits are delivered with this report:

Exhibit No.
(A)10-37 - Employment Agreement dated April 23, 1999, for W. W.
           von Schack.
(A)10-38 - Employment Agreement dated April 23, 1999, for K. M.
           Jasinski.
(A)10-39 - Amended and Restated Employment Agreement dated April
           23, 1999, for M. I. German.
   27    - Financial Data Schedule.


(a)(2) The following exhibits are incorporated herein by reference:

Exhibit No.                Filed in                As Exhibit No.
   2-2   - Agreement and Plan of Merger, dated as
           of April 23, 1999, by and among Connecticut
           Energy Corporation, the Company and Merger
           Co., as amended by the First Amendment to
           Agreement and Plan of Merger, dated as of
           July 15, 1999 - Registration No. 333-83437      2.1
   2-3   - Agreement and Plan of Merger, dated as
           of June 14, 1999, by and among CMP Group,
           Inc., the Company and EE Merger Corp. -
           Company's Current Report on Form 8-K
           dated June 14, 1999 - File No. 1-14766          2
   2-4   - Agreement and Plan of Merger, dated as of
           June 29, 1999, by and among CTG Resources,
           Inc., the Company and Oak Merger Co. -
           Company's Current Report on Form 8-K dated
           June 29, 1999 - File No. 1-14766                2










____________________________
(A) Management contract or compensatory plan or arrangement.