Form 10-Q
period 1999-09-30
ENERGY EAST CORP
filed 1999-11-12
CIK 1046861

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                                      September 30, 1999
For the quarterly period ended. . . . . . . .. . . . . . . . . .

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

                      Yes [x]         No [ ]

     The number of shares of common stock (par value $.01 per share) outstanding as of October 31, 1999, was 112,389,228.

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
             (b)    Results of Operations . . . . . . . . . . 16





                                 PART II

Item 1.      Legal Proceedings. . . . . . . . . . . . . . . . 18

Item 5.      Other Information. . . . . . . . . . . . . . . . 19

Item 6.      Exhibits and Reports on Form 8-K
             (a)    Exhibits. . . . . . . . . . . . . . . . . 19
             (b)    Reports on Form 8-K . . . . . . . . . . . 19



Signature . . . . . . . . . . . . . . . . . . . . . . . . . . 20

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . 21


                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             Energy East Corporation
                 Consolidated Statements of Income - (Unaudited)


                                          Three Months        Nine Months
Periods Ended September 30                1999     1998      1999      1998
                                        (Thousands, except per share amounts)

Operating Revenues
 Sales and Services . . . . . . . . .  $571,020 $698,705 $1,733,385 $1,884,643

Operating Expenses
 Electricity purchased and fuel
   used in generation . . . . . . . .   283,883  338,577    692,304    763,315
 Natural gas purchased. . . . . . . .    27,939   23,536    129,468    111,924
 Other operating expenses . . . . . .    70,931   95,089    223,950    262,467
 Maintenance. . . . . . . . . . . . .    20,160   25,467     65,683     85,164
 Depreciation and amortization. . . .    28,668   45,889    622,473    142,671
 Other taxes. . . . . . . . . . . . .    41,399   53,121    152,039    158,616
 Gain on sale of generation assets. .      -        -      (674,572)      -
 Writeoff of Nine Mile Point 2. . . .      -        -        69,930       -
                                        -------  -------  ---------  ---------
    Total Operating Expenses. . . . .   472,980  581,679  1,281,275  1,524,157
                                        -------  -------  ---------  ---------
Operating Income. . . . . . . . . . .    98,040  117,026    452,110    360,486
Other (Income) and Deductions . . . .   (15,706)   4,248    (30,065)     5,635
Interest Charges, Net . . . . . . . .    37,397   30,481    102,298     91,405
Preferred Stock Dividends of
 Subsidiary.. . . . . . . . . . . . .       493    2,351      2,214      6,880
                                        -------  -------   --------   --------
Income Before Federal Income Taxes. .    75,856   79,946    377,663    256,566
Federal Income Taxes. . . . . . . . .    28,975   34,896    188,251    105,992
                                        -------  -------   --------   --------
Net Income. . . . . . . . . . . . . .   $46,881  $45,050   $189,412   $150,574
                                        =======  =======   ========   ========

Earnings Per Share, basic and diluted      $.41     $.35      $1.61      $1.16

Dividends Paid Per Share. . . . . . .      $.21     $.20       $.63       $.58

Average Shares Outstanding. . . . . .   114,204  127,335    117,890    129,597






Per share amounts and number of shares outstanding have been restated to reflect the two-for-one common stock split effective April 1, 1999.

The notes on pages 6 and 7 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

                             Energy East Corporation
                    Consolidated Balance Sheets - (Unaudited)

                                                        Sep. 30,    Dec. 31,
                                                          1999        1998
                                                              (Thousands)
Assets

Current Assets
 Cash and cash equivalents. . . . . . . . . . . . . . .$1,166,241     $48,068
 Special deposits . . . . . . . . . . . . . . . . . . .     1,193       4,729
 Accounts receivable, net . . . . . . . . . . . . . . .   121,977     148,712
 Fuel, at average cost. . . . . . . . . . . . . . . . .    21,418      44,643
 Materials and supplies, at average cost. . . . . . . .     8,197      38,040
 Prepayments. . . . . . . . . . . . . . . . . . . . . .   171,227     111,082
                                                       ----------  ----------
    Total Current Assets. . . . . . . . . . . . . . . . 1,490,253     395,274

Utility Plant, at Original Cost
 Electric . . . . . . . . . . . . . . . . . . . . . . . 3,384,189   5,299,604
Natural gas . . . . . . . . . . . . . . . . . . . . . .   620,134     602,904
 Common . . . . . . . . . . . . . . . . . . . . . . . .   139,912     144,043
                                                       ----------  ----------
                                                        4,144,235   6,046,551
 Less accumulated depreciation. . . . . . . . . . . . . 2,008,301   2,211,608
                                                       ----------  ----------
   Net Utility Plant in Service . . . . . . . . . . . . 2,135,934   3,834,943
Construction work in progress . . . . . . . . . . . . .     9,889      27,741
                                                       ----------  ----------
   Total Utility Plant. . . . . . . . . . . . . . . . . 2,145,823   3,862,684

Other Property and Investments, Net . . . . . . . . . .   112,100     129,088
Regulatory and Other Assets
 Regulatory assets
  Unfunded future federal income taxes. . . . . . . . .    28,750     136,404
  Unamortized loss on debt  . . . . . . . . . . . . . .    68,074      71,530
  Demand-side management program costs. . . . . . . . .    55,603      64,466
  Environmental remediation costs . . . . . . . . . . .    59,100      60,600
  Other . . . . . . . . . . . . . . . . . . . . . . . .    29,069     125,604
                                                       ----------  ----------
 Total regulatory assets. . . . . . . . . . . . . . . .   240,596     458,604
 Other assets . . . . . . . . . . . . . . . . . . . . .    24,804      37,687
                                                       ----------  ----------
    Total Regulatory and Other Assets . . . . . . . . .   265,400     496,291
                                                       ----------  ----------
   Total Assets . . . . . . . . . . . . . . . . . . . .$4,013,576  $4,883,337
                                                       ==========  ==========



The notes on pages 6 and 7 are an integral part of the financial statements.

                             Energy East Corporation
                    Consolidated Balance Sheets - (Unaudited)

                                                        Sep. 30,    Dec. 31,
Liabilities                                               1999        1998
                                                             (Thousands)
Current Liabilities
 Current portion of long-term debt. . . . . . . . . . .    $1,687     $31,077
 Current portion of preferred stock of subsidiary . . .      -         75,000
 Commercial paper . . . . . . . . . . . . . . . . . . .      -         78,300
 Accounts payable and accrued liabilities . . . . . . .   107,886     116,582
 Interest accrued . . . . . . . . . . . . . . . . . . .    33,925      19,556
 Taxes accrued. . . . . . . . . . . . . . . . . . . . .   184,139         587
 Accumulated deferred federal income tax, net . . . . .    35,592      10,029
 Other. . . . . . . . . . . . . . . . . . . . . . . . .    86,067      82,143
                                                       ----------  ----------
    Total Current Liabilities . . . . . . . . . . . . .   449,296     413,274

Regulatory and Other Liabilities
 Regulatory liabilities
  Deferred income taxes . . . . . . . . . . . . . . . .    66,292      98,038
  Deferred income taxes, unfunded future federal
   income taxes . . . . . . . . . . . . . . . . . . . .    14,073      60,896
  Other . . . . . . . . . . . . . . . . . . . . . . . .    22,434      42,182
                                                       ----------  ----------
 Total regulatory liabilities . . . . . . . . . . . . .   102,799     201,116

 Other liabilities
  Deferred income taxes . . . . . . . . . . . . . . . .   217,177     765,592
  Other postretirement benefits . . . . . . . . . . . .   156,858     137,681
  Environmental remediation costs . . . . . . . . . . .    79,100      80,600
  Other . . . . . . . . . . . . . . . . . . . . . . . .    95,602      82,028
                                                       ----------  ----------
 Total other liabilities. . . . . . . . . . . . . . . .   548,737   1,065,901
Long-term debt. . . . . . . . . . . . . . . . . . . . . 1,387,407   1,435,120
                                                       ----------  ----------
    Total Liabilities . . . . . . . . . . . . . . . . . 2,488,239   3,115,411
Commitments . . . . . . . . . . . . . . . . . . . . . .      -           -
Preferred Stock of Subsidiary
 Preferred stock redeemable solely at the
  option of subsidiary. . . . . . . . . . . . . . . . .    10,131      29,440
 Preferred stock subject to mandatory
  redemption requirements . . . . . . . . . . . . . . .    25,000      25,000

Common Stock Equity
 Common stock . . . . . . . . . . . . . . . . . . . . .     1,147         631
 Capital in excess of par value . . . . . . . . . . . .   751,173   1,057,904
 Retained earnings. . . . . . . . . . . . . . . . . . .   776,883     662,562
 Treasury stock, at cost. . . . . . . . . . . . . . . .   (38,997)     (7,611)
                                                       ----------  ----------
    Total Common Stock Equity . . . . . . . . . . . . . 1,490,206   1,713,486
                                                       ----------  ----------
    Total Liabilities and Stockholders' Equity  . . . .$4,013,576  $4,883,337
                                                       ==========  ==========

The notes on pages 6 and 7 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)
                             Energy East Corporation
               Consolidated Statements of Cash Flows - (Unaudited)

                                                           Nine Months
Periods Ended September 30                               1999       1998
                                                            (Thousands)
Operating Activities
 Net income . . . . . . . . . . . . . . . . . . . .    $189,412   $150,574
 Adjustments to reconcile net income to net cash
  provided by operating activities
   Depreciation and amortization. . . . . . . . . .     622,473    142,671
   Federal income taxes and investment tax credits
     deferred, net. . . . . . . . . . . . . . . . .    (440,208)     2,414
   Gain on sale of generation assets. . . . . . . .    (674,572)      -
   Writeoff of Nine Mile Point 2. . . . . . . . . .      69,930       -
 Changes in current operating assets and liabilities
   Accounts receivable  . . . . . . . . . . . . . .      26,735     55,249
   Inventory. . . . . . . . . . . . . . . . . . . .      53,068        960
   Prepayments. . . . . . . . . . . . . . . . . . .     (60,145)   (41,015)
   Accounts payable and accrued liabilities . . . .      (8,696)    (1,641)
   Taxes accrued. . . . . . . . . . . . . . . . . .     183,552     35,994
   Interest accrued . . . . . . . . . . . . . . . .      14,369     14,862
 Other, net . . . . . . . . . . . . . . . . . . . .      15,705     35,923
                                                     ----------   --------
    Net Cash (Used in) Provided by
      Operating Activities. . . . . . . . . . . . .      (8,377)   395,991
                                                     ----------   --------
Investing Activities
 Sale of generation assets. . . . . . . . . . . . .   1,850,000       -
 Utility plant additions. . . . . . . . . . . . . .     (46,689)  (100,073)
 Other property and investments . . . . . . . . . .     (13,383)    24,934
                                                     ----------   --------
    Net Cash Provided by (Used in)
      Investing Activities. . . . . . . . . . . . .   1,789,928    (75,139)
                                                     ----------   --------
Financing Activities
 Repurchase of common stock . . . . . . . . . . . .    (306,772)  (166,595)
 Treasury stock acquired, net . . . . . . . . . . .     (31,386)      -
 Repayments of preferred stock of subsidiary and
   first mortgage bonds, including net premiums . .    (144,557)   (60,600)
 Long-term notes, net . . . . . . . . . . . . . . .     (27,272)     7,201
 Commercial paper, net. . . . . . . . . . . . . . .     (78,300)     1,900
 Dividends on common stock. . . . . . . . . . . . .     (75,091)   (74,974)
                                                     ----------   --------
    Net Cash Used in Financing Activities . . . . .    (663,378)  (293,068)
                                                     ----------   --------
Net Increase in Cash and Cash Equivalents . . . . .   1,118,173     27,784
Cash and Cash Equivalents, Beginning of Period. . .      48,068      8,168
                                                     ----------   --------
Cash and Cash Equivalents, End of Period. . . . . .  $1,166,241    $35,952
                                                     ==========   ========
Supplemental Disclosure of Cash Flows Information
 Cash paid during the period
  Interest, net of amounts capitalized. . . . . . .     $63,226    $62,777
  Income taxes (includes $400,537 related to
    gain on sale of generation assets). . . . . . .    $460,931    $62,349

The notes on pages 6 and 7 are an integral part of the financial statements.



Item 1.  Financial Statements (Cont'd)


                             Energy East Corporation
            Consolidated Statements of Retained Earnings - (Unaudited)



                                                       Nine Months
Periods ended September 30                           1999      1998
                                                        (Thousands)

Balance, beginning of period. . . . . . . . . .    $662,562  $568,844

Add net income. . . . . . . . . . . . . . . . .     189,412   150,574

Deduct dividends on common stock. . . . . . . .      75,091    74,974
                                                   --------  --------

Balance, end of period. . . . . . . . . . . . .    $776,883  $644,444
                                                   ========  ========

































The notes on pages 6 and 7 are an integral part of the financial statements.

Note 1.  Unaudited Consolidated Financial Statements

     The accompanying unaudited consolidated financial statements reflect all adjustments which are necessary, in the opinion of management, for a fair presentation of the company's consolidated results for the interim periods. All such adjustments, other than those related to the sale of the company's coal-fired generation assets and the writeoff of Nine Mile Point 2, are of a normal recurring nature. These financial statements consolidate the company's majority-owned subsidiaries after eliminating all intercompany transactions. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the company's annual report for the year ended December 31, 1998. Due to the seasonal nature of the company's operations, financial results for interim periods are not necessarily indicative of trends for a 12-month period.

Note 2. Investment in Nine Mile Point nuclear generating unit No. 2

     The company wrote off its entire 18% investment in Nine Mile Point 2 during the second quarter of 1999. The company completed the sale of its interest in the Homer City generation assets to Edison Mission Energy in March 1999, and the sale of its remaining coal-fired generation assets to The AES Corporation in May 1999. The proceeds from the sale of those assets, net of taxes and transaction costs, in excess of the net book value, less funded deferred taxes, were used to write down the company's 18% investment in Nine Mile Point 2 by $384 million. This treatment is in accordance with the company's restructuring plan approved by the Public Service Commission of the State of New York in January 1998. The company wrote down its investment an additional $104 million due to the required writeoff of funded deferred taxes related to Nine Mile Point 2. These writedowns are reflected in depreciation and amortization for the second quarter of 1999.

     The company announced in June 1999 that it has agreed to sell its 18% interest in Nine Mile Point 2 to AmerGen Energy Company, a joint venture of PECO Energy Company and British Energy. (See Item 2(a) - Energy Distribution, Nine Mile Point nuclear generating unit No. 2.) Based on the sale agreement, the company wrote off $70 million, its remaining investment in Nine Mile Point 2 after the writedowns discussed above, in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

Note 3.  Common Stock Split

     In January 1999 the company declared a two-for-one stock split on common stock outstanding. Shareholders of record at the close of business on March 12, 1999, were entitled to the shares effective April 1, 1999. All references to shares outstanding and per share information reflect the stock split.

Note 4.  Segment Information

     Selected financial information for each of the company's business segments is presented in the following table. The company's "Energy Distribution" segment consists of its electricity distribution, transmission and generation operations and its natural gas distribution, transportation and storage operations in New York. "Other" includes the company's energy services businesses, natural gas and propane air distribution operations outside of New York, corporate assets and intersegment eliminations.

                              Energy
Three Months Ended         Distribution       Other         Total
  September 30, 1999
   Operating Revenues        $558,958       $12,062       $571,020
   Net Income                 $36,884        $9,997        $46,881

  September 30, 1998
   Operating Revenues        $692,231        $6,474       $698,705
   Net Income (Loss)          $47,017       $(1,967)       $45,050

Nine Months Ended
  September 30, 1999
   Operating Revenues      $1,693,202       $40,183     $1,733,385
   Net Income                $185,533        $3,879       $189,412

  September 30, 1998
   Operating Revenues      $1,859,875       $24,768     $1,884,643
   Net Income (Loss)         $153,667       $(3,093)      $150,574

Identifiable Assets
  September 30, 1999       $3,116,862      $896,714     $4,013,576
  December 31, 1998        $4,807,657       $75,680     $4,883,337


Note 5.  Reclassifications

     Certain amounts have been reclassified on the consolidated financial statements to conform with the 1999 presentation.

Item 2. Management's discussion and analysis of financial condition and results of operations

(a) Liquidity and Capital Resources

(See the company's Form 10-Q for the quarter ended June 30, 1999, Item 2(a) - Liquidity and Capital Resources - Energy Distribution.)

Merger Agreements

     The company has entered into merger agreements with four other companies in the Northeast under which each will become a wholly-owned subsidiary of the company. All four transactions will be accounted for using the purchase method.

Connecticut Energy Merger: On April 23, 1999, the company signed a definitive merger agreement with Connecticut Energy Corporation
(CNE). The transaction is valued at $617 million, including the assumption of approximately $181 million of debt.

     Under the agreement 50% of the common stock of CNE will be converted into the company's common stock with a value of $42.00 per CNE share, and 50% will be converted into $42.00 in cash per CNE share, subject to restrictions on the minimum and maximum number of shares to be issued. Shareholders will be able to specify the percentage of the consideration they wish to receive in stock and in cash, subject to proration.

     The merger is subject to, among other things, the approvals of CNE shareholders and various regulatory agencies, including the Connecticut Department of Public Utility Control and the Securities and Exchange Commission. On September 14, 1999, the CNE shareholders approved the merger agreement. Filings with the Connecticut DPUC and the SEC have been made. The company expects the transaction to close early in the first quarter of 2000.

CMP Group Merger: On June 14, 1999, the company signed a definitive merger agreement with CMP Group, Inc. The company will acquire all of the common stock of CMP Group for $29.50 per share in cash. The transaction has an equity market value of approximately $957 million based on approximately 32.4 million CMP Group common shares outstanding. The company will also assume approximately $271 million of CMP Group preferred stock and long-term debt.

     The merger is subject to, among other things, the approvals of CMP Group shareholders and various regulatory agencies, including the Maine Public Utilities Commission, the Securities and Exchange Commission, the Federal Energy Regulatory Commission and the Nuclear Regulatory Commission. The company intends to register as a holding company with the SEC under the Public Utility Holding Company Act of 1935. On October 7, 1999, the CMP Group shareholders approved the merger agreement. Filings with the Maine PUC, the SEC, the FERC and the NRC have been made. The company expects the transaction to close by the end of the second quarter of 2000.

CTG Resources Merger: On June 29, 1999, the company signed a definitive merger agreement with CTG Resources, Inc. The transaction values CTG Resources' common equity at approximately
$355 million, and the company will assume approximately $220 million of CTG Resources' long-term debt.

     Under the agreement, 45% of the common stock of CTG Resources will be converted into the company's common stock with a value of $41.00 per CTG Resources share, and 55% will be converted into $41.00 in cash per CTG Resources share, subject to restrictions on the minimum and maximum number of shares to be issued.
Shareholders will be able to specify the percentage of the consideration they wish to receive in stock and in cash, subject to proration.

     The merger is subject to, among other things, the approvals of CTG Resources shareholders and various regulatory agencies, including the Connecticut Department of Public Utility Control and the SEC. On October 18, 1999, the CTG Resources shareholders approved the merger agreement. Filings with the Connecticut DPUC and the SEC have been made. The company expects the transaction to close by the end of the second quarter of 2000.

Berkshire Energy Resources Merger: On November 9, 1999, the company signed a definitive merger agreement with Berkshire Energy Resources (Berkshire). The company will acquire all of the common stock of Berkshire for $38.00 per share in cash. The transaction has an equity market value of approximately $96 million based on approximately 2.5 million Berkshire common shares outstanding. The company will also assume approximately $40 million of Berkshire preferred stock and long-term debt.

     The merger is subject to, among other things, the approvals of
Berkshire shareholders and the SEC.   The company expects the
transaction to close by the end of the second quarter of 2000.

Notes Payable: The company expects to issue long-term debt prior to the closings of the merger transactions. The proceeds from the debt issuance, along with the proceeds from the sale of its generation assets and internally generated funds, will be used to help fund the cash portion of the consideration and to help fund the company's ongoing share repurchase program.

Energy Distribution

Nine Mile Point nuclear generating unit No. 2: The company announced in June 1999 that it has agreed to sell its 18% interest in Nine Mile Point 2 to AmerGen Energy Company, a joint venture of PECO Energy Company and British Energy. In the same announcement, Niagara Mohawk Power Corporation announced the sale of Nine Mile Point 1 and its 41% interest in Nine Mile Point 2 to AmerGen. At closing, the company will receive $27.9 million in proceeds based on its 18% ownership share. (See Item 1 - Note 2 to the Consolidated Financial Statements.) The company may be entitled to additional payments through 2012 under a financial sharing agreement. A power purchase agreement with AmerGen requires the company to purchase 17.1% of all electricity from Nine Mile Point 2 at negotiated prices for three years.

     AmerGen will assume full responsibility for the decommissioning of its ownership share of Nine Mile Point 2. The decommissioning fund will be pre-funded to a fixed amount by the sellers, with all potential costs above the fixed amount paid by AmerGen. The company expects the sale of Nine Mile Point 2 to be completed in the second quarter of 2000.

     Rochester Gas & Electric Corporation, a Nine Mile Point 2 cotenant, has expressed interest in possibly exercising its right of first refusal on the sale of the plant. The company cannot predict the likelihood of this event or its impact on the sale of Nine Mile Point 2.

     Issues have been raised recently regarding worsening performance at the Nine Mile Point units, which are operated by Niagara Mohawk. On September 30, 1999, the Nuclear Regulatory Commission issued a Plant Performance Review on the Nine Mile Point units. The NRC stated that it will increase its scrutiny of the operation of the Nine Mile Point nuclear units over the next six months as a result of the worsening performance of those units and weaknesses in areas such as plant maintenance, work planning and scheduling, and engineering support.

     Niagara Mohawk has announced that significant management changes will be made at Nine Mile Point, including the hiring of PECO Energy for managerial advice, because performance of the units has not reached expected levels. The company supports these efforts to improve performance at Nine Mile Point 2 and continues to believe that the sale of the plants to AmerGen, a proven operator of nuclear plants, is in the best interests of customers and the company's shareholders. If the operating performance of Nine Mile Point 2 continues to deteriorate and it becomes apparent that significant expenditures would be required to improve performance, the company intends to take whatever actions it believes are appropriate to protect the interests of customers and shareholders, including support for the potential shutdown of the unit.

New York Power Pool Restructuring: The Federal Energy Regulatory Commission issued Orders 888 and 889 in 1996 to foster the development of competitive wholesale electricity markets by opening up transmission services and to address the resulting stranded costs. In subsequent orders, the FERC generally affirmed Orders 888 and 889. Various parties, including the company, have appealed these orders in the United States Court of Appeals for the D.C. Circuit.

     In response to Order 888, the New York Power Pool members submitted filings to the FERC proposing, among other things, to restructure the power pool by establishing a New York Independent System Operator and a New York State Reliability Council. In a series of orders in 1998 and 1999 the FERC conditionally authorized the formation of the system operator and reliability council and conditionally accepted the tariffs and rates applicable to transmission service, and the formation of energy and ancillary services markets administered by the system operator. Each of New York's major transmission owners is expected to turn over certain operational control over the power system to the system operator. The system operator is anticipated to begin operating on November 18, 1999. The system operator's staff has completed final market testing of software and market mechanisms. The company does not expect the restructuring to have a material adverse effect on its financial position or results of operations.

Electric Restructuring Plan: The company's restructuring plan, which included a five-year electric price cap, was approved by the PSC, with minor modifications, in January 1998.

     The company submitted a tariff filing in compliance with the restructuring plan in January 1999. On July 15, 1999, and
September 17, 1999, the PSC issued orders relating to the compliance filing. Those orders addressed issues related to the company's retail access credit (the amount backed out of a customer's bill when that customer participates in retail access), suppliers' obligations and customer identification.

     As a result of the orders, the company's retail access credit was maintained at its current value, it was determined that retail access suppliers are responsible for energy, capacity and some ancillary services for their own customers and the company may require a deposit from customers who fail to provide adequate identification. The PSC also concluded that costs for line losses, installed reserves and certain ancillary services are being recovered through the company's delivery charge and are not part of the retail access credit. The company submitted filings in compliance with the orders on July 29, 1999, and October 7, 1999. The company is currently unable to predict the effect of the orders on its financial position or results of operations.

Competitive Electric Metering: On June 16, 1999, the PSC issued an Order Providing for Competitive Metering, which calls for opening up competition for electric metering services among certain customers in New York State. The services include installation and maintenance of electric meters, meter reading and meter data retrieval and storage. Competitive metering would initially be available to eligible customers with electricity requirements of 50 kilowatts or more.

     Utilities were initially required to file unbundled metering tariffs by October 1, 1999, to identify their metering costs as a component of existing electricity prices. The company, along with three other utility companies in New York State, filed a petition for rehearing on this order in July 1999. The petition for rehearing was denied in September 1999. The company filed its tariffs on November 1, 1999, to become effective on December 1, 1999, for customers who choose competitive metering providers. PSC Staff and interested parties are collaborating to develop procedures for implementing competitive metering.

     Utilities will continue their provider of last resort responsibilities for metering. Stranded cost issues will be handled in individual utility proceedings. The company is currently unable to predict the effect of this order on its financial position or results of operations.


Auction of NUG Contract Rights: The company continues to seek ways to provide relief to its customers from the onerous nonutility generator (NUG) contracts it was ordered to sign by the PSC. On November 4, 1999, the company announced that it intends to sell - through competitive bidding - 470 megawatts (mw) of natural gas-fired energy and generating capacity under three of NYSEG's power purchase agreements with NUGs.

     The contracts are with Saranac Power Partners (240 mw) in Plattsburgh, Lockport Energy Associates (175 mw) in Lockport and Indeck Energy Services of Silver Springs (55 mw). The agreements expire on June 21, 2009, October 8, 2007, and April 11, 2006, respectively. Over the remaining terms of the contracts it is estimated that NYSEG's customers will pay over $2 billion dollars above the competitive market price. The sale, expected to be completed March 1, 2000, will be conditioned on obtaining satisfactory regulatory approval.

Other Matters

Year 2000 Readiness Disclosure

     Many of the company's computer systems, which include mainframe systems and special-purpose systems, refer to years in terms of their final two digits only. Such systems may interpret the year 2000 as the year 1900. If not corrected, those systems could cause the company to, among other things, experience energy delivery problems, report inaccurate data or issue inaccurate bills.

     The company has been working diligently to address this problem by reviewing all of its mainframe and special-purpose systems; identifying potentially affected software, hardware, and date-sensitive components, often referred to as embedded chips, of various equipment; determining and taking appropriate corrective action; and, when appropriate, testing its systems.

    The company's mainframe systems consist of the hardware and software components of New York State Electric & Gas Corporation's information technology systems. The company believes it has identified, taken appropriate corrective action and tested all of its mainframe systems. The company believes those systems are now able to process year 2000 and beyond transactions.

     The company's special-purpose systems consist of its non-information technology systems and the information technology systems of its subsidiaries other than NYSEG. The company has identified approximately 6,000 items in its special-purpose systems that may be affected by the Year 2000 problem. Items identified include software, hardware and embedded chips in systems such as those that control the acquisition and the delivery of electricity and natural gas to customers and those in its communication systems. The company believes it has fixed, eliminated, replaced or found no problem with all of the special-purpose items it has identified that affect its electricity and natural gas delivery systems and its communication systems.

     Even though the company believes it has taken corrective action with respect to its own Year 2000 issues, the Year 2000 issue could adversely affect it if there are items in its mainframe or special-purpose systems that may be affected by the Year 2000 problem and that it has not identified in its review of those systems. The Year 2000 issue could also adversely affect the company if third parties such as suppliers, customers, neighboring or interconnected utilities and other entities fail to correct any of their Year 2000 problems. The company has contacted key third parties to determine the status of their Year 2000 readiness programs. The company is following up with key third parties who have not completed their Year 2000 readiness programs. The company has developed contingency plans, some of which are discussed below, for reasonably likely worst case scenarios based upon an assumption that it and the key third parties contacted will not be Year 2000 compliant.

     The company believes it has taken all necessary steps to address the Year 2000 issue successfully. Through September 30, 1999, the company has spent approximately $11.8 million and expects to spend an additional $0.9 million on Year 2000 readiness including contingency plan preparations. The company believes this amount is adequate to address its Year 2000 issues. These amounts are being expensed as incurred and are being financed entirely with internally generated funds. Addressing the Year 2000 issue has not caused the company to delay any significant information system projects.

     As part of its normal business practice the company has plans in place for use during emergencies, some of which could arise from Year 2000 problems. The company is also implementing an emergency preparedness plan which will help it to address customer emergencies and coordinate with other emergency service providers. Each of the company's 13 division offices will be open from 10:00 p.m. on December 31, 1999, to 2:00 a.m. on January 1, 2000. NYSEG personnel will be available to staff county emergency preparedness offices during this same time period. Other customer contact sites will also be established. Temporary local numbers will be established so customers can contact the company should long distance telephone service fail. The company has completed over 75 contingency plans to specifically address reasonably likely worst case scenarios that could arise as a result of the Year 2000 problem. Certain NYSEG personnel have been designated to work from 10:00 p.m. on December 31, 1999, to 2:00 a.m. on January 1, 2000,
and have been trained to execute the contingency plans. Each plan is ready and has been tested. In addition, an integrated system-wide test of the plans was successfully conducted using the designated personnel.

     The contingency plans address, among other scenarios, the interruption or failure of normal business activities or operations such as a partial electrical and/or natural gas system shutdown.
If the interruption or failure is due to embedded chips in equipment such as automatic control devices, the company's contingency plan is to implement the normal system restoration procedures that it utilizes during emergencies. If the interruption or failure is due to telecommunications not being available, the company plans to use alternative communication devices such as radio systems and satellite phones. Another scenario addressed by the company's contingency plans is the failure of its customer information system. Should that occur, the company plans to rely on customer information previously stored and make the appropriate adjustment to each customer's next bill after the system is restored.

     The company is dependent on others for its supply of natural gas. In the event a supplier is not able to meet the company's needs, it plans to purchase the needed amount of natural gas from one of its many other suppliers on the same transmission line. Since the sale of its coal-fired generation assets has been completed, the company will be buying from third parties, including nonutility generators and the New York Power Authority, instead of producing the majority of the electricity its customers need. If the electricity available in its region is not adequate for all of the customers on its system, the company plans to operate at lower levels of power as outlined in its established emergency procedures. Should its mainframe hardware be disabled, it has a backup mainframe system that is capable of operating all of its business systems.

     The PSC issued an Order on October 30, 1998, adopting a July 1, 1999, deadline for New York utilities to complete their Year 2000 readiness programs for "mission critical" systems and for contingency plans. Mission critical systems include those systems that control the acquisition and the delivery of electricity and natural gas to customers, emergency management systems and certain electricity generation plants. The company completed its Year 2000 readiness program for mission critical systems and for contingency plans before the PSC's July 1, 1999, deadline.

Investing and Financing Activities

Investing Activities

     Capital spending for the first nine months of 1999 was $60 million, primarily for extension of energy distribution service and necessary improvements to existing facilities. The company's capital spending for 1999 is estimated to be about $100 million, and is expected to be paid for entirely with internally generated funds.

Financing Activities

     On February 1, 1999, the company redeemed, at par, $25 million of NYSEG's 7.40% Series preferred stock and $50 million of NYSEG's adjustable rate preferred stock.

     On April 1, 1999, the company purchased, at a discount, shares of the following series of NYSEG's preferred stock: $7.2 million of 3.75%, $2.8 million of 4 1/2% (Series 1949), $1.4 million of 4.15%, $4.8 million of 4.40%, and $3.1 million of 4.15% (Series
1954).

     On April 1, 1999, the holders of a majority of the votes of shares of NYSEG's serial preferred stock consented to increase the amount of unsecured debt NYSEG may issue by up to an additional
$1.2 billion.

     In June 1999 the company redeemed, at a premium, $50 million of NYSEG's 7 5/8% Series first mortgage bonds.

     The company repurchased 12.7 million shares of its common stock during the nine months ended September 30, 1999.

     In November 1999 the company agreed to purchase, on the open market, at premiums, $77 million of NYSEG's 9 7/8% Series first mortgage bonds due May 1, 2020, and $77 million of NYSEG's 9 7/8% Series first mortgage bonds due November 1, 2020. Those purchases will be financed with the issuance of Floating-rate Unsecured Notes. The company will incur a $27 million charge in the fourth quarter of 1999 as a result of the purchase of the bonds.

     The company plans to redeem, at a premium, $25 million of NYSEG's 6.30% Series preferred stock in December 1999.

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

      In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the risk that more Year 2000 problems may be found; the fact that despite all of the company's efforts, there can be no assurances that all of its Year 2000 issues have been remedied; the fact that there can be no assurances that all Year 2000 issues that could affect the company can or will be totally eliminated by its suppliers, customers, neighboring or interconnected utilities and other entities; and the fact that its assessment of the effects of Year 2000 issues are based, in part, upon information received from its suppliers, customers, neighboring or interconnected utilities and other entities, its reasonable reliance upon this information and the risk that inaccurate or incomplete information may have been supplied to it.

      Some additional factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the deregulation and unbundling of energy services; the company's ability to compete in the rapidly changing and increasingly competitive electricity and natural gas utility markets; its ability to control nonutility generator and other costs; changes in fuel supply or cost and the success of its strategies to satisfy its power requirements now that all of its coal-fired generation assets have been sold; its ability to expand its products and services, including its energy distribution network in the Northeast; its ability to integrate the operations of Connecticut Energy, CMP Group and CTG Resources with its operations; the ability to obtain adequate and timely rate relief; nuclear or environmental incidents; legal or administrative proceedings; changes in the cost or availability of capital; growth in the areas in which it is doing business; weather variations affecting customer energy usage; and other considerations that may be disclosed from time to time in its publicly disseminated documents and filings. The company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.


(b) Results of Operations

                                 Three Months Ended September 30,
                                      1999        1998     Change
                           (Thousands, except per share amounts)

Operating Revenues                 $571,020    $698,705    (18%)
Operating Income                    $98,040    $117,026    (16%)
Net Income                          $46,881     $45,050      4%
Average Common
  Shares Outstanding                114,204     127,335    (10%)
Earnings Per Share,
  basic and diluted                    $.41        $.35     17%
Dividends Paid Per Share               $.21        $.20      5%


     The company's earnings per share increased six cents for the third quarter of 1999, the first quarter that fully reflects the sale of its coal-fired generation assets. Without the plants, there was less power to sell, and consequently lower wholesale electricity revenues. The company also had to purchase more electricity to meet retail customers' needs. The company has realized interest income on the net proceeds from the sale.

     The combined effect of those items was lower operating revenues and operating income, but higher net income for the quarter. Higher retail electricity deliveries driven by economic development and increased cooling load, higher transmission wheeling revenues, cost control efforts and fewer shares outstanding due to the share repurchase program added to earnings per share for the quarter. Those increases were partially offset by electricity price reductions given to customers.

                                  Nine Months Ended September 30,
                                      1999        1998     Change
                           (Thousands, except per share amounts)

Operating Revenues               $1,733,385  $1,884,643     (8%)
Operating Income                   $452,110    $360,486     25%
Net Income                         $189,412    $150,574     26%
Average Common
  Shares Outstanding                117,890     129,597     (9%)
Earnings Per Share,
  basic and diluted                   $1.61       $1.16     39%
Dividends Paid Per Share               $.63        $.58      9%


     Earnings per share for the nine months increased $.45, including $.12 for the nonrecurring benefit from the sale of the company's coal-fired generation assets and the writeoff of Nine Mile Point 2. The company had less power to sell without the plants, resulting in lower wholesale electricity revenues for the nine months, and also had to purchase more electricity to meet retail customers' needs.

     Earnings per share increased for the nine months primarily due to interest income realized on the net proceeds from the sale of the generation assets, fewer shares outstanding due to the share repurchase program, higher transmission wheeling revenues, cost control efforts and higher retail electricity and natural gas deliveries caused by economic development and weather. Those increases were partially offset by electricity price reductions given to customers.

Operating Results by Business Segment

Energy Distribution              Three Months Ended September 30,
                                      1999        1998     Change
                                        (Thousands)
Retail Deliveries
  Megawatt-hours                      3,512       3,432      2%
  Dekatherms                          7,047       6,794      4%
Operating Revenues                 $558,958    $692,231    (19%)
Operating Expenses                 $461,493    $572,201    (19%)
Operating Income                    $97,465    $120,030    (19%)


     Operating revenues decreased $133 million for the third quarter, the first quarter that fully reflects the sale of the generation assets. That decrease is primarily due to lower wholesale electricity deliveries because without its plants the company had less power to sell. Electricity price reductions given to customers also reduced revenues. Those decreases were partially offset by higher retail electricity deliveries, driven by economic development and increased cooling load, and higher transmission wheeling revenue.

     Operating expenses decreased $111 million for the quarter primarily due to lower fuel and other costs associated with the generation assets that were sold and cost control efforts. Those decreases were partially offset by increased purchases of electricity to meet retail customers' needs.

                                  Nine Months Ended September 30,
                                      1999        1998     Change
                                        (Thousands)
Retail Deliveries
  Megawatt-hours                     10,391       9,952      4%
  Dekatherms                         41,887      37,378     12%
Operating Revenues               $1,693,202  $1,859,875     (9%)
Operating Expenses               $1,231,815  $1,492,502    (17%)
Operating Income                   $461,387    $367,373     26%


     Operating revenues for the nine months decreased $167 million primarily due to lower wholesale electricity deliveries because without its coal-fired plants the company had less power to sell. Electricity price reductions given to customers and lower natural gas prices also reduced revenues. Those decreases were partially offset by higher transmission wheeling revenues and higher retail electricity and natural gas deliveries caused by economic development and weather.

     Operating expenses decreased $157 million for the nine months after excluding the nonrecurring benefit from the sale of the company's coal-fired generation assets and the writeoff of Nine Mile Point 2. That decrease was primarily due to lower fuel and other costs associated with the generation assets that were sold and cost control efforts. Those decreases were partially offset by increased purchases of electricity to meet retail customers' needs.


PART II - OTHER INFORM                      ATION

Item 1.  Legal Proceedings

(a) By letter dated January 21, 1992, the New York State Department of Environmental Conservation notified the company that it had been identified as a potentially responsible party at the Peter Cooper Corporation's Landfill Site (Peter Cooper Site) in the village of Gowanda, New York. The Peter Cooper Site is listed on the National Priorities List and the New York State Registry. Three other PRPs were identified in the NYSDEC letter. The company believes that remediation costs at the Peter Cooper Site might rise to $16 million. By letter dated May 12, 1992, the company notified the NYSDEC that it believed it had no responsibility for the alleged contamination at the Peter Cooper Site, and declined to conduct remediation or finance remediation costs.

     On July 2, 1996, the U.S. Environmental Protection Agency notified the company of its concern regarding the stream bank erosion along a portion of the Peter Cooper Site that is located on the company's property. Without admitting to any liability or responsibility, on October 24, 1996, the company entered into an Order on Consent with the EPA to stabilize the stream bank. This project was completed in January 1997 at a cost of $120,000. By letter dated June 30, 1999, the EPA notified the company and 18 other companies that they are PRPs with respect to the Peter Cooper Site, and offered them the opportunity to perform a remedial investigation and feasibility study at the site. Along with approximately 12 other companies, the company indicated to the EPA its willingness to consider performing the study for a portion of the Peter Cooper site. Although the company is still discussing the possibility of performing the study with the EPA and the other parties, it believes that the ultimate disposition of this matter will not have a material adverse effect on its financial position or results of operations.

Item 5.  Other Information

     The company received a letter dated October 12, 1999, from the Office of the Attorney General of New York State alleging that the company may have constructed and operated major modifications to certain emission sources at the Goudey and Greenidge generating stations, which it formerly owned, without obtaining the required prevention of significant deterioration of new source review pre-construction permits. The Goudey and Greenidge plants were sold to AES in May 1999. The letter requested that the company and AES provide the Attorney General's Office with a large number of documents relating to this allegation.

     The company is reviewing its files for documents relating to the Attorney General's request. The company believes it has complied with the applicable rules and regulations and there is no basis for the Attorney General's allegation.

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


                               ENERGY EAST CORPORATION
                                     (Registrant)



                       By       /s/Wesley W. von Schack
                                   Wesley W. von Schack
                           Chairman and Chief Financial Officer


Date:  November 12, 1999


EXHIBIT INDEX

(a)  The following exhibits are delivered with this report:

Exhibit No.
    2    - Agreement and Plan of Merger, dated as of November 9,
           1999, by and among Berkshire Energy Resources, Energy East Corporation and Mountain Merger LLC.
(A)10-40 - Annual Executive Incentive Plan.
   27    - Financial Data Schedule.
   99    - Press Release, dated November 10, 1999, relating to
           Energy East Corporation's acquisition of Berkshire
           Energy Resources.



































________________________________
(A) Management contract or compensatory plan or arrangement.