Form 10-Q
period 2000-03-31
ENERGY EAST CORP
filed 2000-05-12
CIK 1046861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2000

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 1-14766

Energy East Corporation
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	14-1798693 (IRS Employer Identification No.)

P. O. Box 12904, Albany, New York (Address of principal executive offices)	12212-2904 (Zip Code)

(518) 434-3049
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X        No

The number of shares of common stock (par value $.01 per share) outstanding as of April 30, 2000, was 113,523,745.

TABLE OF CONTENTS

PART I
		Page

Item 1.	Financial Statements	1

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
	(a) Liquidity and Capital Resources	8
	(b) Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

PART II
Item 1.	Legal Proceedings	14

Item 6.	Exhibits and Reports on Form 8-K
	(a) Exhibits	15
	(b) Reports on Form 8-K	15
Signature	16

Exhibit Index	17

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Energy East Corporation
Consolidated Statements of Income - (Unaudited)
Three Months Ended March 31	2000	1999
	(Thousands, except per share amounts)
Operating Revenues
Sales and services	$684,426	$654,438
Operating Expenses
Electricity purchased and fuel used in generation	226,435	205,278
Natural gas purchased	113,629	66,042
Other operating expenses	79,808	88,788
Maintenance	20,979	25,713
Depreciation and amortization	32,843	55,332
Other taxes	43,637	54,061
Total Operating Expenses	517,331	495,214
Operating Income	167,095	159,224
Other (Income) and Deductions	(7,500)	(682)
Interest Charges, Net	28,412	32,182
Preferred Stock Dividends of Subsidiary	99	1,030
Income Before Federal Income Taxes	146,084	126,694
Federal Income Taxes	52,757	39,658
Net Income	$93,327	$87,036
Earnings Per Share, basic and diluted	$.83	$.71
Dividends Paid Per Share	$.22	$.21
Average Common Shares Outstanding	112,777	122,939

The notes on pages 6 and 7 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

Energy East Corporation
Consolidated Balance Sheets - (Unaudited)
	March 31, 2000	Dec. 31, 1999
	(Thousands)
Assets
Current Assets
Cash and cash equivalents	$34,362	$116,806
Special deposits	1,866	1,232
Temporary investments	476,819	760,996
Accounts receivable, net	230,070	157,383
Fuel, at average cost	10,267	16,055
Materials and supplies, at average cost	11,310	8,124
Prepayments	51,087	34,377
Total Current Assets	815,781	1,094,973
Utility Plant, at Original Cost
Electric	3,394,221	3,393,135
Natural gas	1,042,605	616,380
Common	140,153	140,035
	4,576,979	4,149,550
Less accumulated depreciation	2,205,942	2,034,312
Net Utility Plant in Service	2,371,037	2,115,238
Construction work in progress	22,886	12,689
Total Utility Plant	2,393,923	2,127,927
Other Property and Investments, Net	148,073	112,324
Regulatory and Other Assets
Regulatory assets
Unfunded future federal income taxes	76,384	27,655
Unamortized loss on debt reacquisitions	51,677	52,671
Demand-side management program costs	46,578	52,649
Environmental remediation costs	60,150	58,400
Other	50,431	19,612
Total regulatory assets	285,220	210,987
Other assets
Goodwill, net	305,068	21,547
Prepaid pension benefit	204,190	174,741
Other	55,089	26,898
Total other assets	564,347	223,186
Total Regulatory and Other Assets	849,567	434,173
Total Assets	$4,207,344	$3,769,397

The notes on pages 6 and 7 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

Energy East Corporation
Consolidated Balance Sheets - (Unaudited)
	March 31, 2000	Dec. 31, 1999
	(Thousands)
Liabilities
Current Liabilities
Current portion of long-term debt	$16,090	$2,606
Notes payable	126,740	163,240
Accounts payable and accrued liabilities	121,659	135,801
Interest accrued	28,807	16,535
Taxes accrued	73,765	14,732
Accumulated deferred federal income tax, net	54,478	48,607
Other	82,681	80,995
Total Current Liabilities	504,220	462,516
Regulatory and Other Liabilities
Regulatory liabilities
Deferred income taxes	63,188	58,923
Deferred income taxes, unfunded future federal income taxes	30,033	13,024
Other	28,179	20,817
Total regulatory liabilities	121,400	92,764
Other liabilities
Deferred income taxes	253,106	213,006
Other postretirement benefits	166,306	161,370
Environmental remediation costs	79,380	78,400
Other	131,073	112,139
Total other liabilities	629,865	564,915
Long-term debt	1,304,980	1,235,089
Total Liabilities	2,560,465	2,355,284
Commitments	-	-
Preferred Stock of Subsidiary
Preferred stock redeemable solely at the option of subsidiary	10,159	10,159
Common Stock Equity
Common stock	1,177	1,108
Capital in excess of par value	824,197	660,936
Retained earnings	851,860	782,588
Accumulated other comprehensive income	(1,517)	(1,681)
Treasury stock, at cost	(38,997)	(38,997)
Total Common Stock Equity	1,636,720	1,403,954
Total Liabilities and Stockholders' Equity	$4,207,344	$3,769,397

The notes on pages 6 and 7 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

Energy East Corporation
Consolidated Statements of Cash Flows - (Unaudited)
Three Months Ended March 31	2000	1999
	(Thousands)
Operating Activities
Net income	$93,327	$87,036
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	32,843	55,332
Federal income taxes and investment tax credits deferred, net	(8,661)	(224,366)
Pension income	(17,519)	(11,221)
Changes in current operating assets and liabilities
Accounts receivable	1,670	(27,096)
Inventory	10,718	45,101
Prepayments	(12,026)	(26,353)
Accounts payable and accrued liabilities	(25,338)	(11,548)
Taxes accrued	59,272	322,560
Other, net	(17,257)	(51,259)
Net Cash Provided by Operating Activities	117,029	158,186
Investing Activities
Sale of generation assets	-	900,500
Acquisition, net of cash acquired	(212,025)	-
Utility plant additions	(25,269)	(13,572)
Temporary investments	284,177	(910,841)
Other property and investments	(4,410)	(4,962)
Net Cash Provided by (Used in) Investing Activities	42,473	(28,875)
Financing Activities
Repurchase of common stock	(52,052)	(178,300)
Treasury stock acquired, net	-	(31,386)
Repayments of first mortgage bonds and preferred stock of subsidiaries, including net premiums	(83,137)	(75,000)
Long-term notes, net	(102)	(1,337)
Notes payable, net	(82,600)	173,700
Dividends on common stock	(24,055)	(26,408)
Net Cash Used in Financing Activities	(241,946)	(138,731)
Net (Decrease) in Cash and Cash Equivalents	(82,444)	(9,420)
Cash and Cash Equivalents, Beginning of Period	116,806	48,068
Cash and Cash Equivalents, End of Period	$34,362	$38,648

Supplemental Disclosure of Cash Flows Information
Cash paid during the period
Interest, net of amounts capitalized	$18,227	$14,787
Income taxes	$6,636	-

The notes on pages 6 and 7 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

Energy East Corporation
Consolidated Statements of Retained Earnings - (Unaudited)
Three Months Ended March 31	2000	1999
	(Thousands)

Balance, beginning of period	$782,588	$662,562

Add net income	93,327	87,036

Deduct dividends on common stock	24,055	26,408

Balance, end of period	$851,860	$723,190

The notes on pages 6 and 7 are an integral part of the financial statements.

Energy East Corporation
Consolidated Statements of Comprehensive Income - (Unaudited)
Three Months Ended March 31	2000	1999
	(Thousands)

Net income	$93,327	$87,036
Other comprehensive income, net of tax
Foreign currency translation adjustment	(11)	(26)
Net unrealized gain on investments	1,526	-
Minimum pension liability adjustment	(1,351)	-
Total other comprehensive income (loss)	164	(26)
Comprehensive income	$93,491	$87,010

The notes on pages 6 and 7 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

Note 1. Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements reflect all adjustments which are necessary, in the opinion of management, for a fair presentation of Energy East Corporation's (company) consolidated results for the interim periods. All such adjustments are of a normal recurring nature. These unaudited financial statements consolidate the company's majority-owned subsidiaries after eliminating all intercompany transactions. Due to completion of its merger with Connecticut Energy Corporation (CNE) on February 8, 2000, the company's consolidated financial statements include CNE and its results beginning with February 2000. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the company's annual report for the year ended December 31, 1999. Due to the seasonal nature of the company's operations, financial results for interim periods are not necessarily indicative of trends for a 12-month period.

Note 2. Acquisition of Connecticut Energy Corporation

The company completed its merger with CNE on February 8, 2000. CNE is a holding company primarily engaged in the retail distribution of natural gas in Connecticut through its wholly-owned subsidiary, The Southern Connecticut Gas Company (Southern). Under the merger agreement 50% of the common stock of CNE (5.2 million shares) was converted into 9.4 million shares of Energy East common stock, and 50% of the common stock of CNE was exchanged for $218 million in cash, which was $42.00 per CNE share. The acquisition was accounted for using the purchase method, and the company's consolidated financial statements include CNE's results beginning with February 2000.

The purchase price was approximately $436 million, which included approximately $3 million of merger related costs, and was allocated to the assets acquired and liabilities assumed based on values on the date of purchase. The company assumed approximately $149 million of CNE long-term debt and a liability of approximately $46 million for costs associated with change in control provisions, employment agreements and a workforce management plan. The estimated cost in excess of the fair value of the net assets acquired of approximately $285 million is reflected as goodwill on the balance sheet and will be amortized on a straight-line basis over five to 40 years. The above amounts may be adjusted over the twelve months following the merger as the company continues to integrate operations and actual costs are known.

The following pro forma information for the company for the three months ended March 31, 2000 and 1999, which is based on unaudited data, gives effect to the company's merger with CNE as if it had been completed January 1, 1999. This information does not reflect future revenues or cost savings that may result from the merger and is not indicative of actual results of operations had the merger occurred at the beginning of the periods presented or of results that may occur in the future.

	Three Months
	2000	1999
	(Thousands)
Revenues	$728,078	$760,602
Net income	$94,815	$101,896
Earnings per share of common stock	$.80	$.77

Pro forma adjustments reflected in the amounts presented above include: (1) adjusting CNE's non-utility assets to fair value based on an independent appraisal,
(2) amortization of goodwill, (3) elimination of merger costs and (4) adjustments for estimated tax effects of the above adjustments.

Note 3. Segment Information

Selected unaudited financial information for the company's business segments is presented in the following table. The company's "Energy Delivery" segment consists of its regulated electricity distribution, transmission and generation operations, and its regulated natural gas distribution, transportation and storage operations. "Other" includes the company's energy services businesses, corporate assets and intersegment eliminations.

	Energy Delivery	Other	Total
		(Thousands)
Three Months Ended
March 31, 2000
Operating Revenues	$649,313	$35,113	$684,426
Net Income	$90,757	$2,570	$93,327

March 31, 1999
Operating Revenues	$637,377	$17,061	$654,438
Net Income (Loss)	$89,719	$(2,683)	$87,036

Identifiable Assets
March 31, 2000	$3,620,597	$586,747	$4,207,344
December 31, 1999	$2,948,059	$821,338	$3,769,397

Note 4. Reclassifications

Certain amounts have been reclassified on the unaudited consolidated financial statements to conform with the 2000 presentation.

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations

(a) Liquidity and Capital Resources

Merger Agreements

The company completed its merger with CNE on February 8, 2000. (See Item 1 - Note 2 to the Consolidated Financial Statements.) The remaining three mergers that the company entered into definitive merger agreements for during 1999 are still pending: CMP Group, Inc., CTG Resources, Inc. and Berkshire Energy Resources. Each of the companies will become a wholly-owned subsidiary of the company. The transactions will be accounted for using the purchase method and are expected to close by mid-year 2000. In connection with the mergers the company intends to register as a holding company with the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935.

CMP Group Merger: The company will acquire all of the common stock of CMP Group for $29.50 per share in cash. The transaction has an equity market value of approximately $957 million. The company will also assume approximately $113 million of CMP Group preferred stock and long-term debt.

On October 7, 1999, CMP Group shareholders approved the merger agreement. Orders approving the merger were issued by the Maine Public Utilities Commission on January 4, 2000, the Nuclear Regulatory Commission (NRC) on February 4, 2000, and the Federal Energy Regulatory Commission (FERC) on April 3, 2000. The merger is subject to, among other things, SEC approval. All necessary filings have been made.

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

Energy Delivery Business

Nine Mile Point 2: The company announced in June 1999 that it had agreed to sell its 18% interest in Nine Mile Point 2 to AmerGen Energy Company, a joint venture of PECO Energy Company and British Energy. In the same announcement, Niagara Mohawk Power Corporation announced the sale of Nine Mile Point 1 and its 41% interest in Nine Mile Point 2 to AmerGen. At closing, the company would have received $27.9 million in proceeds, subject to adjustments, based on its 18% ownership share. The company would have been entitled to potential additional payments through 2012 under a financial sharing agreement. A power purchase agreement with AmerGen would have required the company to purchase 17.1% of all electricity from Nine Mile Point 2 at negotiated prices for three years.

AmerGen was to assume full responsibility for the decommissioning of its ownership share of Nine Mile Point 2. The decommissioning fund was to be pre-funded to a fixed amount by the sellers, with all potential costs above the fixed amount paid by AmerGen .

In December 1999 Rochester Gas and Electric Corporation (RG&E), a Nine Mile Point 2 cotenant, exercised its right of first refusal in connection with the proposed sale of the plants, and stated that it would match AmerGen's offer and accept the terms and conditions of the AmerGen agreements. RG&E has contracted with a subsidiary of Entergy Corporation to lease, operate and maintain the plants. The Public Service Commission of the State of New York (PSC) began settlement negotiations in January 2000 seeking modifications to the proposed terms of the sale of the company's and Niagara Mohawk's interests in the Nine Mile Point units, whether to AmerGen or RG&E. On May 11, 2000, the company, Niagara Mohawk and AmerGen executed a termination agreement.

On April 5, 2000, the company filed a motion asking the PSC to dismiss the company's July 1999 petition to sell its interest in Nine Mile Point 2 to AmerGen. The company noted that the market for nuclear generation has changed dramatically since the agreement to sell the majority interest in Nine Mile Point 2 was announced in June 1999. The motion also asked the PSC to reaffirm its mandate in the company's restructuring agreement that there be an auction of Nine Mile Point 2 with pre-approved protocols and pre-approved regulatory treatment. On April 25, 2000, the PSC issued an order approving withdrawal of the petition. The order did not specifically provide for pre-approved protocols and pre-approved regulatory treatment. It did note, however, the desirability of selling Nine Mile Point 2 through an open process and not delaying the sale. The order also noted (1) that the sale of Nine Mile Point 2 at current market values would constitute appropriate mitigation of the utilities' stranded costs and would establish a basis for the PSC to further consider the extent of the utilities' ability to recover their remaining stranded costs and (2) that the PSC would resolve the ratemaking treatment of any sale of Nine Mile Point 2 by following the principles established in the utilities' restructuring orders and examining reduced utility risks and corollary effects resulting from plant divestiture. The company expects the sale of Nine Mile Point 2 to close by the end of the year.

Issues have been raised regarding worsening performance at the Nine Mile Point units, which are operated by Niagara Mohawk. On September 30, 1999, the NRC issued a Plant Performance Review on the Nine Mile Point units. The NRC stated that it would increase its scrutiny of the operation of the Nine Mile Point nuclear units over the next six months as a result of the worsening performance of those units and weaknesses in areas such as plant maintenance, work planning and scheduling and engineering support.

Niagara Mohawk made management changes at Nine Mile Point, including hiring PECO Energy for managerial advice, because performance of the units had not reached expected levels. The company supports these efforts to improve performance and safety at Nine Mile Point 2 and continues to believe that the sale of the plants is in the best interests of customers and the company's shareholders.

On March 31, 2000, the NRC issued an updated Plant Performance Review, which noted some improvement during the preceding six months. The NRC report noted that problems continued to occur in the areas of human performance, equipment reliability and material condition, and in the effectiveness of the corrective action program.

New York Independent System Operator: The New York Independent System Operator (NYISO) began operating on November 18, 1999. The NYISO and the New York State Reliability Council were formed to restructure the New York Power Pool in response to FERC Order 888. FERC Orders 888 and 889 were issued to foster the development of competitive wholesale electricity markets by opening up transmission services and to address the resulting stranded costs. The NYISO administers a new, centralized energy and ancillary services market.

The NYISO continues to experience software and operational breakdowns which have resulted in unexplained spikes in the price of electricity, billing errors and reliability concerns. On March 31, 2000, the company petitioned the FERC to allow for the recalculation of prices in a manner consistent with a properly functioning competitive market and to seek refunds as provided within the framework of the NYISO's tariffs. On April 24, 2000, the company petitioned the FERC to investigate and initiate emergency actions to correct start-up and transitional problems at the NYISO. Other parties have filed petitions with the FERC related to these issues. Because the company has substantially satisfied its power requirements for this summer, it does not expect that these transitional problems will have a material adverse effect on its financial position or results of operations.

Competitive Electric Metering: On June 16, 1999, the PSC issued an Order Providing for Competitive Metering, which calls for opening up competition for electric metering services among a limited number of large customers (50 kilowatts or more) in New York State. The services include installation and maintenance of electric meters, meter reading and meter data retrieval and storage. The PSC has further delayed the effective date of the tariffs filed by the company from April 1, 2000, to September 29, 2000. The company does not anticipate that this order will have a material effect on its financial position or results of operations.

Natural Gas Rate Agreements: On January 28, 2000, the Connecticut DPUC issued a final decision approving a $502,000 annual revenue increase for The Southern Connecticut Gas Company (Southern) and denying a request to implement performance-based ratemaking at this time. The additional revenue amounts to approximately a 0.2% increase over current rates for firm sales customers. In February 2000 the company requested reconsideration of the DPUC's denial of the performance-based ratemaking proposal. In April 2000 the DPUC issued a notice of hearings to consider the company's request to implement alternative ratemaking in the form of an incentive rate plan. The DPUC's schedule indicates that hearings will be concluded by the end of May 2000 and a final decision will be issued in August 2000.

Investing and Financing Activities

Investing Activities: Capital spending for the first three months of 2000 was $30 million including nuclear fuel but excluding the merger with CNE. Capital spending for 2000, including nuclear fuel but excluding the CNE and pending merger transactions, is projected to be $126 million and is expected to be paid for entirely with internally generated funds. Capital spending will be primarily for the extension of energy delivery service, necessary improvements to existing facilities and compliance with environmental requirements.

Financing Activities: In January 2000 the company redeemed $163 million of unsecured notes with cash and commercial paper.

CNE and Southern have credit lines with certain banks that renew annually and provide for borrowing up to $70 million. Southern has committed lines of $50 million until the end of June 2000, and CNE and Southern share a committed line of $20 million until December 29, 2000. Due to Energy East's acquisition of CNE, an additional short-term facility of $96 million was established to temporarily finance the redemption of long-term debt. This redemption is due to a provision in Southern's bond purchase agreements that gave the bondholders the right to have the bonds redeemed as a result of the acquisition. $77 million of first mortgage bonds were redeemed at a premium of $18 million.

Southern expects to file an application with the DPUC in the second quarter of 2000 requesting authorization to issue up to $200 million of secured medium-term notes. The proceeds from the medium-term notes will be used to pay down short-term debt incurred to redeem, at a premium, $77 million of first mortgage bonds, and for other general corporate purposes.

The company expects to issue long-term debt prior to the completion of the CMP Group, CTG Resources and Berkshire Energy merger transactions. The proceeds from the debt issuance, along with the proceeds from the sale of its generation assets and internally generated funds, will be used to fund the cash portion of the consideration for the merger transactions and to fund the company's ongoing share repurchase program. (See Merger Agreements.) In anticipation of this debt issuance, in June 1999 the company entered into a $500 million, one-year interest rate hedge on the benchmark 30-year Treasury Bond.

Forward-looking Statements

This Form 10-Q contains certain forward-looking statements that are based on management's current expectations and information that is currently available. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements in certain circumstances. Whenever used in this report, the words "estimate," "expect," "believe," "anticipate," or similar expressions are intended to identify such forward-looking statements.

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

(b) Results of Operations
	Three Months Ended March 31,
	2000	1999	Change
	(Thousands, except per share amounts)
Operating Revenues	$684,426	$654,438	5%
Operating Income	$167,095	$159,224	5%
Net Income	$93,327	$87,036	7%
Average Common Shares Outstanding	112,777	122,939	(8%)
Earnings Per Share, basic and diluted	$.83	$.71	17%
Dividends Paid Per Share	$.22	$.21	5%

Earnings per share for the first quarter of 2000 increased 12 cents primarily due to the addition of Connecticut Energy Corporation's earnings, fewer shares outstanding due to the share repurchase program, cost control efforts, investment income and a federal income tax adjustment due to the settlement of the 1995 and 1996 IRS audit. Those increases were partially offset by higher purchase costs of electricity and natural gas, lower wholesale electricity deliveries as a result of the sale of the company's coal-fired generation plants last year and lower retail electricity prices.

Operating Results for the Energy Delivery Business
	Three Months Ended March 31,
	2000	1999	Change
		(Thousands)
Retail Deliveries - Megawatt-hours Dekatherms	3,561 34,493	3,624 24,931	(2%) 38%
Operating Revenues	$649,313	$637,377	2%
Operating Expenses	$480,108	$475,415	1%
Operating Income	$169,205	$161,962	4%

The $12 million increase in operating revenues for the first quarter of 2000 is primarily due to the addition of Southern and higher wholesale natural gas activity. Those increases were partially offset by lower wholesale electricity deliveries as a result of the sale of the company's coal-fired generation plants last year, lower retail electricity and natural gas deliveries caused by milder weather this year and lower retail electricity prices.

First quarter operating expenses increased $5 million primarily due to the addition of Southern's natural gas purchases and higher purchase costs of electricity and natural gas. The increase in purchase costs of electricity and natural gas is primarily due to overall energy market conditions and higher than anticipated ancillary services costs associated with the NYISO. Those increases were partially offset by cost control efforts and, as a result of the sale of the coal-fired generation plants last year, lower depreciation and amortization and other taxes.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
(See Form 10-K for fiscal year ended December 31, 1999, Item 7A - Quantitative and qualitative disclosures about market risk.)

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

(a)  In January 1992 the New York State Department of Environmental Conservation (NYSDEC) notified the company that it had been identified as a potentially responsible party (PRP) at the Peter Cooper Corporation's Landfill Site (Peter Cooper Site) in the village of Gowanda, New York. The Peter Cooper Site is listed on the National Priorities List and the New York State Registry. Three other PRPs were identified in the NYSDEC letter. The company believes that remediation costs at the Peter Cooper Site might rise to $16 million. In May 1992 the company notified the NYSDEC that it believed it had no responsibility for the alleged contamination at the Peter Cooper Site, and it declined to conduct remediation or finance remediation costs.

In June 1999 the U.S. Environmental Protection Agency (EPA) notified the company and 18 other companies that they are PRPs with respect to the Peter Cooper Site, and offered them the opportunity to perform a remedial investigation and feasibility study at the site. Along with approximately 12 other companies, the company indicated to EPA its willingness to consider performing the study for a portion of the Peter Cooper Site. On April 5, 2000, EPA issued a unilateral administrative order to the company and 13 other companies requiring them to perform the study for the entire Peter Cooper Site. The company believes that the ultimate disposition of this matter will not have a material adverse effect on its financial position or results of operations.

(b)  The company received a letter in October 1999 from the Office of the Attorney General of New York State alleging that the company may have constructed and operated major modifications to certain emission sources at the Goudey and Greenidge generating stations, which it formerly owned, without obtaining the required prevention of significant deterioration or new source review permits. The Goudey and Greenidge plants were sold to The AES Corporation in May 1999. The letter requested that the company and AES provide the Attorney General's Office with a large number of documents relating to this allegation. On January 13, 2000, the company received a subpoena from the NYSDEC ordering production of similar documents. The NYSDEC has subsequently requested documents with respect to the Hickling and Jennison generating stations, which the company formerly owned. Those stations were also sold to AES in May 1999.

On April 19, 2000, the company received a letter from the EPA requesting similar information with respect to the Milliken and Kintigh generating stations, which it formerly owned. Those stations were also sold to AES in May 1999.

The company believes it has complied with the applicable rules and regulations and there is no basis for the Attorney General's allegation. The company furnished documents pursuant to the Attorney General's and the NYSDEC's requests. It is reviewing its files for documents relating to the EPA's request and for additional documents relating to the Attorney General's and the NYSDEC's requests.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - See Exhibit Index.

(b)  Reports on Form 8-K

      Three reports on Form 8-K, dated January 31, 2000, February 8, 2000, and February 18, 2000, were filed to report certain information under Item 5, "Other Events."

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY EAST CORPORATION (Registrant)

By /s/Wesley W. von Schack
Wesley W. von Schack Chairman and Chief Financial Officer

Date:  May 12, 2000

EXHIBIT INDEX

(a) (1)  The following exhibits are delivered with this report:
Exhibit No.
27	Financial Data Schedule

(a) (2)  The following exhibit is incorporated herein by reference:
Exhibit No.	Filed in	As Exhibit No.
(A)10-12	Long-Term Executive Incentive Share Plan Amendment No. 2 - New York State Electric & Gas Corporation's 10-Q for the quarter ended March 31, 2000 - File No. 1-3103-2	10-15

_____________________________
(A)  Management contract or compensatory plan or arrangement.