Form 10-Q
period 2000-06-30
ENERGY EAST CORP
filed 2000-08-11
CIK 1046861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2000

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
Yes     X        No

The number of shares of common stock (par value $.01 per share) outstanding as of July 31, 2000, was 111,526,745.

TABLE OF CONTENTS

PART I
		Page

Item 1.	Financial Statements	1

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
	(a) Liquidity and Capital Resources	8
	(b) Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

PART II
Item 1.	Legal Proceedings	16

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 6.	Exhibits and Reports on Form 8-K
	(a) Exhibits	17
	(b) Reports on Form 8-K	17
Signature	18

Exhibit Index	19

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Energy East Corporation
Consolidated Statements of Income - (Unaudited)
	Three Months		Six Months
Periods Ended June 30	2000	1999	2000	1999
	(Thousands, except per share amounts)
Operating Revenues
Sales and services	$571,919	$507,927	$1,256,345	$1,162,365
Operating Expenses
Electricity purchased and fuel used in generation	222,694	203,143	449,129	408,421
Natural gas purchased	67,271	35,317	180,900	101,529
Other operating expenses	83,430	64,401	163,239	153,019
Maintenance	26,343	19,811	47,321	45,524
Depreciation and amortization	34,535	535,871	67,378	591,203
Other taxes	39,263	56,579	82,900	110,640
Gain on sale of generation assets	-	(674,572)	-	(674,572)
Writeoff of Nine Mile Point 2	-	72,532	-	72,532
Total Operating Expenses	473,536	313,082	990,867	808,296
Operating Income	98,383	194,845	265,478	354,069
Other (Income) and Deductions	(7,509)	(13,678)	(15,010)	(14,360)
Interest Charges, Net	29,164	32,718	57,576	64,901
Preferred Stock Dividends of Subsidiary	99	691	198	1,721
Income Before Federal Income Taxes	76,629	175,114	222,714	301,807
Federal Income Taxes	20,158	119,618	72,916	159,276
Net Income	$56,471	$55,496	$149,798	$142,531
Earnings Per Share, basic and diluted	$.50	$.48	$1.32	$1.19
Dividends Paid Per Share	$.22	$.21	$.44	$.42
Average Common Shares Outstanding	113,397	116,623	113,087	119,763

The notes on pages 6 and 7 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

Energy East Corporation
Consolidated Balance Sheets - (Unaudited)
	June 30, 2000	Dec. 31, 1999
	(Thousands)
Assets
Current Assets
Cash and cash equivalents	$25,449	$116,806
Special deposits	427	1,232
Temporary investments	459,378	760,996
Accounts receivable, net	169,388	157,383
Fuel, at average cost	26,498	16,055
Materials and supplies, at average cost	10,978	8,124
Prepayments	39,051	34,377
Total Current Assets	731,169	1,094,973
Utility Plant, at Original Cost
Electric	3,393,737	3,393,135
Natural gas	1,049,361	616,380
Common	139,878	140,035
	4,582,976	4,149,550
Less accumulated depreciation	2,232,112	2,034,312
Net Utility Plant in Service	2,350,864	2,115,238
Construction work in progress	36,511	12,689
Total Utility Plant	2,387,375	2,127,927
Other Property and Investments, Net	148,462	112,324
Regulatory and Other Assets
Regulatory assets
Unfunded future federal income taxes	78,813	27,655
Unamortized loss on debt reacquisitions	50,683	52,671
Demand-side management program costs	40,508	52,649
Environmental remediation costs	64,128	58,400
Other	61,783	19,612
Total regulatory assets	295,915	210,987
Other assets
Goodwill, net	302,601	21,547
Prepaid pension benefit	223,825	174,741
Other	59,301	26,898
Total other assets	585,727	223,186
Total Regulatory and Other Assets	881,642	434,173
Total Assets	$4,148,648	$3,769,397

The notes on pages 6 and 7 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

Energy East Corporation
Consolidated Balance Sheets - (Unaudited)
	June 30, 2000	Dec. 31, 1999
	(Thousands)
Liabilities
Current Liabilities
Current portion of long-term debt	$7,355	$2,606
Notes payable	167,426	163,240
Accounts payable and accrued liabilities	106,732	135,801
Interest accrued	18,337	16,535
Taxes accrued	54,471	14,732
Accumulated deferred federal income tax, net	60,287	48,607
Other	86,993	80,995
Total Current Liabilities	501,601	462,516
Regulatory and Other Liabilities
Regulatory liabilities
Deferred income taxes	66,107	58,923
Deferred income taxes, unfunded future federal income taxes	30,861	13,024
Other	28,155	20,817
Total regulatory liabilities	125,123	92,764
Other liabilities
Deferred income taxes	240,875	213,006
Other postretirement benefits	172,009	161,370
Environmental remediation costs	83,235	78,400
Other	126,492	112,139
Total other liabilities	622,611	564,915
Total Regulatory and Other Liabilities	747,734	657,679
Long-term debt	1,304,157	1,235,089
Total Liabilities	2,553,492	2,355,284
Commitments	-	-
Preferred Stock of Subsidiary
Preferred stock redeemable solely at the option of subsidiary	10,159	10,159
Common Stock Equity
Common stock	1,137	1,108
Capital in excess of par value	740,240	660,936
Retained earnings	883,329	782,588
Accumulated other comprehensive income	(712)	(1,681)
Treasury stock, at cost	(38,997)	(38,997)
Total Common Stock Equity	1,584,997	1,403,954
Total Liabilities and Stockholders' Equity	$4,148,648	$3,769,397

The notes on pages 6 and 7 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

Energy East Corporation
Consolidated Statements of Cash Flows - (Unaudited)
Six Months Ended June 30	2000	1999
	(Thousands)
Operating Activities
Net income	$149,798	$142,531
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	67,378	591,203
Federal income taxes and investment tax credits deferred, net	(15,084)	(444,342)
Gain on sale of generation assets	-	(674,572)
Writeoff of Nine Mile Point 2	-	72,532
Pension income, net	(32,047)	(43,733)
Changes in current operating assets and liabilities
Accounts receivable	37,582	15,618
Inventory	(5,181)	65,477
Prepayments	3,467	(45,528)
Accounts payable and accrued liabilities	(27,296)	729
Taxes accrued	39,978	297,628
Other, net	(23,712)	27,104
Net Cash Provided by Operating Activities	194,883	4,647
Investing Activities
Sale of generation assets	-	1,850,000
Acquisition, net of cash acquired	(212,025)	-
Utility plant additions, net	(49,923)	(29,904)
Temporary investments	301,618	(1,172,480)
Other property and investments	(5,507)	(10,829)
Net Cash Provided by Investing Activities	34,163	636,787
Financing Activities
Repurchase of common stock	(136,061)	(237,559)
Treasury stock acquired, net	-	(31,386)
Repayments of first mortgage bonds and preferred stock of subsidiaries, including net premiums	(96,296)	(144,557)
Long-term notes, net	2,925	(27,330)
Notes payable, net	(41,914)	(78,300)
Dividends on common stock	(49,057)	(51,005)
Net Cash Used in Financing Activities	(320,403)	(570,137)
Net (Decrease) Increase in Cash and Cash Equivalents	(91,357)	71,297
Cash and Cash Equivalents, Beginning of Period	116,806	48,068
Cash and Cash Equivalents, End of Period	$25,449	$119,365

Supplemental Disclosure of Cash Flows Information
Cash paid during the period
Interest, net of amounts capitalized	$58,088	$62,601
Income taxes (1999 includes $262,500 related to gain on sale of generation assets)	$57,491	$323,791

The notes on pages 6 and 7 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

Energy East Corporation
Consolidated Statements of Retained Earnings - (Unaudited)
Six Months Ended June 30	2000	1999
	(Thousands)

Balance, beginning of period	$782,588	$662,562

Add net income	149,798	142,531

Deduct dividends on common stock	49,057	51,005

Balance, end of period	$883,329	$754,088

Energy East Corporation
Consolidated Statements of Comprehensive Income - (Unaudited)
	Three Months		Six Months
Periods Ended June 30	2000	1999	2000	1999
	(Thousands)
Net income	$56,471	$55,496	$149,798	$142,531
Other comprehensive income, net of tax
Foreign currency translation adjustment	12	(69)	1	(96)
Net unrealized gain on investments	794	(232)	2,319	(231)
Minimum pension liability adjustment	-	-	(1,351)	-
Total other comprehensive income (loss)	806	(301)	969	(327)
Comprehensive income	$57,277	$55,195	$150,767	$142,204

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

Note 2. Acquisition of Connecticut Energy Corporation

The company completed its merger with CNE on February 8, 2000. The following pro forma information for the company for the three months and six months ended June 30, 2000 and 1999, which is based on unaudited data, gives effect to the company's merger with CNE as if it had been completed January 1, 1999. This information does not reflect future revenues or cost savings that may result from the merger and is not indicative of actual results of operations had the merger occurred at the beginning of the periods presented or of results that may occur in the future.
	Three Months		Six Months
Periods Ended June 30	2000	1999	2000	1999
	(Thousands, except per share amounts)
Revenues	$571,919	$543,304	$1,299,997	$1,303,906
Net income	$56,471	$54,381	$151,286	$156,276
Earnings per share of common stock	$.50	$.43	$1.31	$1.21

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

	Energy Delivery	Other	Total
		(Thousands)
Three Months Ended
June 30, 2000
Operating Revenues	$537,665	$34,254	$571,919
Net Income	$54,050	$2,421	$56,471

June 30, 1999
Operating Revenues	$497,408	$10,519	$507,927
Net Income (Loss)	$58,210	$(2,714)	$55,496

Six Months Ended
June 30, 2000
Operating Revenues	$1,186,979	$69,366	$1,256,345
Net Income	$144,806	$4,992	$149,798

June 30, 1999
Operating Revenues	$1,134,785	$27,580	$1,162,365
Net Income (Loss)	$147,928	$(5,397)	$142,531

Identifiable Assets
June 30, 2000	$3,571,563	$577,085	$4,148,648
December 31, 1999	$2,948,059	$821,338	$3,769,397

Note 4. Reclassifications

Certain amounts have been reclassified on the unaudited consolidated financial statements to conform with the 2000 presentation.

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations

(a) Liquidity and Capital Resources

Merger Agreements

The company completed its merger with CNE on February 8, 2000. (See Item 1 - Note 2 to the Consolidated Financial Statements.) The three other mergers that the company entered into definitive merger agreements for during 1999 are still pending: CMP Group, Inc., CTG Resources, Inc. and Berkshire Energy Resources. Each of those companies will become a wholly-owned subsidiary of the company. The transactions will be accounted for using the purchase method. In connection with the mergers the company intends to register as a holding company with the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935. The company expects SEC approval of the mergers in late August 2000 and expects to complete the mergers shortly thereafter.

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

Energy Delivery Business

(See the company's Form 10-Q for the quarter ended March 31, 2000, Item 2(a) Liquidity and Capital Resources - Energy Delivery Business.)

Sale of Coal-fired Generation Assets: The sale of the company's seven coal-fired stations and associated assets and liabilities to Edison Mission Energy and The AES Corporation was completed in the first half of 1999. In the second quarter of 2000 New York State Electric & Gas Corporation (NYSEG) revised its estimate of deferred taxes related to the coal-fired plants and Nine Mile Point 2. As a result, 1999 depreciation and amortization expense increased, and the writeoff of the remaining investment in Nine Mile Point 2 decreased, by $10 million.

Nine Mile Point 2: In June 1999 NYSEG announced that it had agreed to sell its 18% interest in Nine Mile Point 2 to AmerGen Energy Company, a joint venture of PECO Energy Company and British Energy. In July 1999 NYSEG filed the sale agreement with the Public Service Commission of the State of New York (PSC) for its approval.

On April 5, 2000, NYSEG filed a motion asking the PSC to dismiss its July 1999 petition to sell its interest in Nine Mile Point 2 to AmerGen. NYSEG noted that the market for nuclear generation has changed dramatically since the agreement to sell the majority interest in Nine Mile Point 2 was announced in June 1999. The motion also asked the PSC to reaffirm its mandate in NYSEG's restructuring plan that there be an auction of Nine Mile Point 2 with pre-approved protocols and pre-approved regulatory treatment.

On April 25, 2000, the PSC issued an order approving withdrawal of the petition. The order did not specifically provide for pre-approved protocols and pre-approved regulatory treatment. It did note, however, the desirability of selling Nine Mile Point 2 through an open process. The order also noted (1) that the sale of Nine Mile Point 2 at current market values would constitute appropriate mitigation of the utilities' stranded costs and would establish a basis for the PSC to further consider the extent of the utilities' ability to recover their remaining stranded costs and (2) that the PSC would resolve the ratemaking treatment of any sale of Nine Mile Point 2 by following the principles established in the utilities' restructuring orders and examining reduced utility risks and corollary effects resulting from plant divestiture.

On May 11, 2000, NYSEG, Niagara Mohawk and AmerGen executed a termination agreement related to the sale.

On May 31, 2000, NYSEG filed a petition with the PSC asking for approval of proposed auction protocols and ratemaking treatment for the sale of its interest in Nine Mile Point 2. NYSEG has not received a response from the PSC on the May 31, 2000 petition. NYSEG's participation in the auction of Nine Mile Point 2 awaits PSC approval.

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

The NYISO continues to experience software and operational breakdowns, which have resulted in unexplained spikes in the price of electricity, billing errors and reliability concerns. Those problems, along with allegations of market power, have resulted in numerous FERC filings by the NYISO and market participants.

On March 31, 2000, NYSEG petitioned the FERC to allow for the recalculation of operating reserve prices in a manner consistent with a properly functioning competitive market and to seek refunds as provided within the framework of the NYISO's tariffs. In response to NYSEG's and other parties' operating reserve filings, on May 31, 2000, the FERC ordered a bid cap for a portion of the operating reserves markets. It also required the NYISO to alter tariff provisions and market mechanisms to address software and implementation flaws in the operating reserves markets. The FERC did not, however, order the recalculation of prices or refunds as sought by NYSEG. Several requests for rehearing have been filed.

In April and May 2000 NYSEG petitioned the FERC to investigate and initiate emergency actions to correct start-up and transitional problems of the NYISO administered energy markets. On June 30, 2000, the NYISO filed a petition requesting a $1,300 bid cap in its administered energy markets. In response to NYSEG's petition concerning the energy markets and the NYISO's bid cap filing, on July 26, 2000, the FERC ordered a bid cap of $1,000 per megawatt-hour in the NYISO's energy markets until October 28, 2000, to give the NYISO time to correct transitional problems.

The company does not expect that the transitional problems in the NYISO energy and operating reserves markets will have a material adverse effect on its financial position or results of operations.

Power Requirements: Approximately 60% of NYSEG's power requirements are satisfied through generation from its nuclear and hydroelectric stations and by purchases under long-term contracts from non-utility generators and the New York Power Authority. At June 30, 2000, NYSEG had electricity contracts through the end of 2000 for 85% of its remaining power requirements and has fully satisfied its expected power requirements for this summer.

Natural Gas Rate Agreements: In February 2000 The Southern Connecticut Gas Company (Southern) requested reconsideration of the DPUC's denial of Southern's performance-based ratemaking proposal. In April 2000 the DPUC issued a notice of hearings to consider Southern's request to implement alternative ratemaking in the form of an incentive rate plan. The hearings are currently underway and Southern expects a final decision later in 2000.

Energy Tax Reform: The New York State 2000 Budget includes major reforms to the taxation of electric and natural gas companies. Those reforms include, among others, the repeal of certain gross receipts taxes and the imposition of a net income tax. A PSC proceeding is in progress to determine the ratemaking treatment related to the implementation of these reforms.

Investing and Financing Activities

Investing Activities: Capital spending for the first six months of 2000 was $55 million including nuclear fuel but excluding the merger transaction with CNE. (See Item 1 - Note 2 to the Consolidated Financial Statements and Merger Agreements.) Capital spending for 2000, including nuclear fuel but excluding the CNE and pending merger transactions, is projected to be $126 million and is expected to be paid for entirely with internally generated funds. Capital spending will be primarily for the extension of energy delivery service, necessary improvements to existing facilities and compliance with environmental requirements.

Financing Activities: The company repurchased 6.6 million shares of its common stock during the six months ended June 30, 2000.

The company has a revolving credit agreement with certain banks that provides for borrowing up to $300 million for a 364-day period, which the company expects to renew annually.

The company expects to issue long-term debt prior to the completion of the CMP Group, CTG Resources and Berkshire Energy merger transactions. The proceeds from the debt issuance, along with the proceeds from the sale of its generation assets, internally generated funds and funds from the revolving credit agreement will be used to fund the cash portion of the consideration for the merger transactions and to fund the company's ongoing share repurchase program. (See Merger Agreements.) In anticipation of this debt issuance, in June 1999 the company entered into a $500 million, one-year interest rate hedge on the benchmark 30-year Treasury Bond. This hedge was extended until August 26, 2000, with an associated interest rate of 6.31%.

In January 2000 NYSEG redeemed $163 million of unsecured notes with cash and commercial paper.

CNE and Southern have credit lines with certain banks that renew annually and provide for borrowing up to $70 million. Southern has committed lines of $50 million until the end of June 2001, and CNE and Southern share a committed line of $20 million until December 29, 2000. Due to the company's acquisition of CNE, an additional short-term facility of $96 million was established to temporarily finance the redemption of long-term debt. This redemption was due to a provision in Southern's bond purchase agreements that gave the bondholders the right to have the bonds redeemed as a result of the acquisition. First mortgage bonds totaling $77 million were redeemed at a premium of $18 million.

Southern has filed an application with the DPUC requesting authorization to issue up to $200 million of secured medium-term notes. The proceeds from the medium-term notes will be used to pay down the short-term debt incurred to redeem first mortgage bonds, and for other general corporate purposes.

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

(b) Results of Operations
	Three Months Ended June 30,
	2000	1999	Change
	(Thousands, except per share amounts)
Operating Revenues	$571,919	$507,927	13%
Operating Income	$98,383	$194,845	(50%)
Net Income	$56,471	$55,496	2%
Average Common Shares Outstanding	113,397	116,623	(3%)
Earnings Per Share, basic and diluted	$.50	$.48	4%
Dividends Paid Per Share	$.22	$.21	5%

Excluding the non-recurring benefits in 2000 and 1999 from the sale of the company's coal-fired plants net of the Nine Mile Point 2 writeoff, earnings per share for the quarter ended June 30, 2000, were 43 cents compared to 39 cents in 1999. The increase was primarily due to certain transmission revenues, which the company began earning this quarter, and cost control efforts. Those increases were partially offset by NYSEG's higher purchase costs of electricity and natural gas.
	Six Months Ended June 30,
	2000	1999	Change
	(Thousands, except per share amounts)
Operating Revenues	$1,256,345	$1,162,365	8%
Operating Income	$265,478	$354,069	(25%)
Net Income	$149,798	$142,531	5%
Average Common Shares Outstanding	113,087	119,763	(6%)
Earnings Per Share, basic and diluted	$1.32	$1.19	11%
Dividends Paid Per Share	$.44	$.42	5%

Excluding the non-recurring benefits in 2000 and 1999 from the sale of the company's coal-fired plants net of the Nine Mile Point 2 writeoff, earnings per share for the first half of 2000 were $1.25 compared to $1.07 in 1999. The increase was primarily due to cost control efforts, certain transmission revenues that the company began earning in the second quarter, fewer shares outstanding due to the share repurchase program, the addition of CNE's earnings and a federal income tax adjustment due to the settlement of the 1995 and 1996 IRS audit. Those increases were partially offset by NYSEG's higher purchase costs of electricity and natural gas, higher than anticipated ancillary services costs associated with the NYISO, lower wholesale electricity deliveries as a result of the sale of the company's coal-fired plants last year and lower retail electricity prices.

Operating Results for the Energy Delivery Business
	Three Months Ended June 30,
	2000	1999	Change
	(Thousands)
Retail Deliveries - Megawatt-hours Dekatherms	3,261 18,081	3,255 9,974	- 81%
Operating Revenues	$537,665	$497,408	8%
Operating Expenses	$435,365	$296,549	47%
Operating Income	$102,300	$200,859	(49%)

The $40 million increase in operating revenues is due to the addition of Southern's natural gas revenues, certain transmission revenues that the company began earning this quarter, and higher retail and wholesale natural gas activities. Those increases were partially offset by a decrease in wholesale electricity deliveries as a result of the sale of the company's coal-fired generation plants last year and lower retail electricity prices.

Operating expenses increased $41 million, excluding a $98 million benefit in 1999 from the sale of the company's coal-fired generation assets net of the writeoff of Nine Mile Point 2. This was primarily due to the addition of Southern's natural gas purchases and operating costs and increases in NYSEG's purchase costs of electricity and natural gas that were primarily due to higher market prices. Maintenance expenses increased in 2000 due to the Nine Mile Point 2 refueling outage and higher storm costs. Those increases were partially offset by cost control efforts and a reduction in operating expenses because of the sale of the coal-fired generation plants and a related reduction in amortization of Nine Mile Point 2.
	Six Months Ended June 30,
	2000	1999	Change
	(Thousands)
Retail Deliveries - Megawatt-hours Dekatherms	6,822 52,574	6,879 34,905	(1%) 51%
Operating Revenues	$1,186,979	$1,134,785	5%
Operating Expenses	$915,473	$771,964	19%
Operating Income	$271,506	$362,821	(25%)

The $52 million increase in operating revenues is due to the addition of Southern's natural gas revenues, certain transmission revenues that the company began earning in the second quarter, and higher retail and wholesale natural gas activities. Those increases were partially offset by a decrease in wholesale electricity deliveries as a result of the sale of the company's coal-fired generation plants last year and lower retail electricity prices.

Operating expenses increased $46 million, excluding a $98 million benefit in 1999 from the sale of the company's coal-fired generation assets net of the writeoff of Nine Mile Point 2. That increase was primarily due to the addition of Southern's natural gas purchases and operating costs and increases in NYSEG's purchase costs of electricity and natural gas that were primarily due to higher market prices and higher than anticipated ancillary services costs associated with the NYISO. Those increases were partially offset by cost control efforts and a reduction in operating expenses because of the sale of the coal-fired generation plants and a related reduction in amortization of Nine Mile Point 2.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

(See the company's Form 10-K for the fiscal year ended December 31, 1999, Item 7A - Quantitative and qualitative disclosures about market risk.)

Interest Rate Risk: In June 1999 the company entered into a $500 million, one-year interest rate hedge on the benchmark 30-year Treasury Bond in anticipation of the expected issuance of long-term debt related to its pending mergers. This hedge has been extended until August 26, 2000. The interest rate associated with this hedge is 6.31%. The effect of market risk on results of operations is not material since the company plans to amortize the difference between the actual 30-year U.S. Treasury rate and 6.31% over the life of the new issue.

Commodity Price Risk: NYSEG is exposed to the effect of market fluctuations in the price of natural gas and electricity purchased. NYSEG's natural gas exposure is limited to purchases for residential customers because it is allowed to pass through increases in the market price of natural gas to non-residential customers. It manages its electricity and natural gas risk by the use of forward purchases, futures, contracts for differences (CFDs) and options.

NYSEG uses natural gas futures and options contracts to manage its exposure to fluctuations in natural gas commodity prices. Such contracts allow NYSEG to fix margins on sales of natural gas. The cost or benefit of natural gas futures and options contracts is included in the commodity cost when the related sales commitments are fulfilled. The difference between cost and fair value of natural gas futures and options contracts outstanding is not material to the company's results of operations.

At June 30, 2000, NYSEG had purchased option contracts for almost one-half of its residential natural gas load for August through December 2000 to reduce price risk. NYSEG will continue to purchase options to reduce its remaining price risk exposure.

NYSEG uses electricity contracts to manage its exposure to fluctuations in the cost of electricity. These contracts allow NYSEG to fix margins on the majority of its retail electricity sales. The cost or benefit of electricity contracts is included in the amount expensed for electricity purchased when the electricity is sold. With the implementation of the NYISO NYSEG began utilizing CFDs, which are financial contracts with features similar to commodity swap agreements. The CFDs effectively fix the price NYSEG pays for certain power purchased from the NYISO. Using electricity contracts and CFDs, NYSEG has hedged 100% of its expected summer demand for 2000 and approximately 85% of its expected demand through March 2003.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

(a)  In February 1988 the New York State Department of Environmental Conservation (NYSDEC) notified NYSEG that it had been identified as a potentially responsible party (PRP) for investigation and remediation of the disposal of hazardous wastes at the Lockport City Landfill Site in Lockport, New York. The Lockport Site is listed on the New York State Registry of Inactive Hazardous Waste Sites. Five other PRPs were identified by the NYSDEC. The Lockport Site has been remediated by the site owner, the City of Lockport. In May 1988 NYSEG notified the NYSDEC that it declined to finance remediation costs because it believed that the NYSDEC had not demonstrated that a significant threat to public health or the environment existed as a result of hazardous waste disposal at the Lockport Site.

On May 17, 2000, the New York State Attorney General's office wrote to NYSEG and eight other PRPs advising them that the State intended to pursue claims against them for about $3.3 million. The company and the other PRPs were asked to enter into an agreement to suspend the statute of limitations and pursue a negotiated settlement. NYSEG (and all other recipients) agreed to the suspension. NYSEG expects negotiations to begin shortly.

(b)  (See the company's Form 10-Q for the quarter ended March 31, 2000, Part II - Other Information, Item 1(b) Legal Proceedings.) NYSEG received a letter in October 1999 from the New York State Attorney General's office alleging that NYSEG may have constructed and operated major modifications to certain emission sources at the Goudey and Greenidge generating stations, which it formerly owned, without obtaining the required prevention of significant deterioration or new source review permits.

On April 19, 2000, NYSEG received a letter from the U.S. Environmental Protection Agency (EPA) requesting information with respect to the operation of the Milliken and Kintigh generating stations, which it formerly owned.

On May 25, 2000, NYSEG received a notice of violation from the NYSDEC alleging that two projects at Goudey and four projects at Greenidge were constructed without the necessary permits having been obtained.

NYSEG believes it has complied with the applicable rules and regulations and there is no basis for the Attorney General's and the NYSDEC's allegations. NYSEG furnished documents pursuant to the Attorney General's and the NYSDEC's requests. It is reviewing its files for documents relating to the EPA's request and for additional documents relating to the Attorney General's and the NYSDEC's requests. NYSEG believes that any liability related to this matter will be the responsibility of AES in accordance with the asset purchase agreement.

The Pennsylvania Department of Environmental Protection has requested records regarding the Homer City plant in which NYSEG formerly had a 50% interest.

Item 4.  Submission of Matters to a Vote of Security Holders

The company's Annual Meeting of Stockholders was held on May 19, 2000. The following matters were voted on:

(a) The election of four directors:
Nominees	Votes For	Votes Withheld
Joseph J. Castiglia	98,021,499	2,251,103
Lois B. DeFleur	98,015,177	2,257,425
Walter G. Rich	98,066,099	2,206,503
Wesley W. von Schack	97,790,047	2,482,555

(b) Approval of the 2000 Stock Option Plan:
Shares For:	72,367,426
Shares Against:	12,807,030
Shares Abstain:	2,101,657
Broker Non Voted:	12,996,489

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

ENERGY EAST CORPORATION (Registrant)

By /s/Wesley W. von Schack
Wesley W. von Schack Chairman and Chief Financial Officer

Date:  August 11, 2000

EXHIBIT INDEX

(a) (1)  The following exhibits are delivered with this report:
Exhibit No.
(A) 10-33 -	Employment Agreement dated May 19, 2000, for W. W. von Schack.
(A) 10-34 -	Employment Agreement dated May 19, 2000, for K. M. Jasinski.
(A) 10-35 -	Employment Agreement dated May 19, 2000, for M. I. German.
(A) 10-36 -	2000 Stock Option Plan.
(A) 10-37 -	Award Agreement Under the 2000 Stock Option Plan.
27 -	Financial Data Schedule.

(a) (2)  The following exhibit is incorporated herein by reference:
Exhibit No.	Filed in	As Exhibit No.
(A) 10-32 -	Amendment No. 1 to the Amended and Restated Director Share Plan - New York State Electric & Gas Corporation's Form 10-Q for the quarter ended June 30, 2000, File No. 1-3103-2.	10-31

_____________________________
(A)  Management contract or compensatory plan or arrangement.