Form 10-K405
period 2000-12-31
ENERGY EAST CORP
filed 2001-03-27
CIK 1046861

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-K

(Mark one)
 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000

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

The aggregate market value as of March 15, 2001, of the common stock held by non-affiliates of the Registrant was $2,138,638,140.

Common stock - 117,249,898 shares outstanding as of March 15, 2001

DOCUMENTS INCORPORATED BY REFERENCE
Document	10-K Part
The company has incorporated by reference certain portions of its Proxy Statement, which will be filed with the Commission on or before April 30, 2001.	III

TABLE OF CONTENTS

PART I

PART II

TABLE OF CONTENTS (Cont'd)

PART III
		Page
Item 10.	Directors and executive officers of the Registrant	54
Item 11.	Executive compensation	54
Item 12.	Security ownership of certain beneficial owners and management	54
Item 13.	Certain relationships and related transactions	54

PART IV
Item 14.	Exhibits, financial statement schedule, and reports on Form 8-K	54
	(a) List of documents filed as part of this report
	Financial statements	54
	Financial statement schedule	55
	Exhibits
	Exhibits delivered with this report	55
	Exhibits incorporated herein by reference	56
	(b) Reports on Form 8-K	58
Signatures	59

PART I

Item 1.  Business

(a)  General development of business

Energy East Corporation is a public utility holding company that was organized under the laws of the State of New York in 1997 and became the parent of New York State Electric & Gas Corporation (NYSEG) in May 1998. It is a super-regional energy services and delivery company with operations in New York, Connecticut, Massachusetts, Maine, New Hampshire and New Jersey and corporate offices in New York and Maine.

The company's merger with Connecticut Energy Corporation (CNE) was completed on February 8, 2000, and its mergers with CMP Group, Inc., CTG Resources, Inc. and Berkshire Energy Resources were completed on September 1, 2000. Each of the four companies is now a wholly-owned Energy East subsidiary. In connection with the mergers the company registered as a holding company with the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935. The company accounted for the acquisitions using the purchase method; consequently its consolidated financial statements include CNE's results beginning with February 2000 and include CMP Group's, CTG Resources' and Berkshire Energy's results beginning with September 2000.

CNE is engaged in the retail distribution of natural gas in Connecticut through its wholly-owned subsidiary, The Southern Connecticut Gas Company (SCG). CMP Group's principal operating subsidiary, Central Maine Power Company (CMP), is primarily engaged in transmitting and distributing electricity generated by others to retail customers in Maine. CTG Resources is the parent of Connecticut Natural Gas Corporation (CNG), a regulated natural gas distribution company in Connecticut. Berkshire Energy's wholly-owned subsidiary, The Berkshire Gas Company (Berkshire Gas), is a regulated natural gas distribution company that operates in western Massachusetts.

On February 20, 2001, the company announced that it had entered into a merger agreement with RGS Energy Group, Inc. under which all of the outstanding common stock of RGS Energy would be exchanged for a combination of cash and Energy East common stock valued at approximately $1.4 billion in the aggregate. The company will also assume approximately $1.0 billion of RGS Energy debt. RGS Energy will become a wholly-owned subsidiary of the company and the transaction will be accounted for under the purchase method of accounting.

Under the merger agreement 45% of the RGS Energy common stock will be exchanged for Energy East common stock with a value of $39.50 per RGS Energy share, subject to restrictions on the minimum and maximum number of shares to be issued, and 55% of the RGS Energy common stock will be converted into $39.50 in cash per RGS Energy share. RGS Energy shareholders will be able to elect the form of consideration they wish to receive, subject to proration. The company intends to finance the cash portion of the transaction primarily through the issuance of long-term debt and preferred stock.

The merger is subject to, among other things, the approval of RGS Energy's shareholders and the approvals of various regulatory agencies, including the New York State Public Service Commission (NYPSC), Federal Energy Regulatory Commission (FERC), Nuclear Regulatory Commission (NRC) and the SEC. All regulatory approvals are expected to be obtained in about 12 months. The merger is also subject to the company's shareholders approving the issuance of Energy East shares in connection with the merger.

The following general developments have occurred in the company's business since January 1, 2000:

Regulatory and Rate Matters
(See Item 7 - Electric Delivery Business and Natural Gas Delivery Business.)

(b)  Financial information about segments
(See Item 8 - Note 15 to the Consolidated Financial Statements.)

(c)  Narrative description of business
(See Item 7 - Completion of Mergers, Electric Delivery Business, Natural Gas Delivery Business and Other Businesses.)

Disposition of Assets
(See Item 7 - Electric Delivery Business, Nine Mile Point 2 and Sale of Central Maine Power Nuclear Plants, and Item 8 - Note 10 to the Consolidated Financial Statements.)

(i)  (a)  Principal business

The company's principal energy delivery business is transmitting and distributing electricity in New York and Maine and transporting, storing and distributing natural gas in New York, Connecticut, Maine, Massachusetts and New Hampshire. The company also generates electricity from its share of a nuclear plant and its several hydroelectric stations.

The company's New York service territory, 99% of which is located outside the corporate limits of cities, is in the central, eastern and western parts of the state. One of the company's Connecticut service territories extends along the southern Connecticut coast from Westport to Old Saybrook and the other is located principally in the greater Hartford-New Britain area and Greenwich. The company's Maine service territory is located in the southern and central areas of the state and its Massachusetts service territory is in the western area of the state. The approximate areas and populations of the company's service territories are: New York - 20,000 square miles and 2.5 million people, Maine - 11,000 square miles and one million people, Connecticut - 1,000 square miles and 1.5 million people, and Massachusetts - 1,000 square miles and 190,000 people.

The larger cities in New York in which the company serves both electricity and natural gas customers are Binghamton, Elmira, Auburn, Geneva, Ithaca and Lockport. In Connecticut the larger cities in which it serves natural gas customers are Bridgeport, New Haven, Greenwich and Hartford. In Maine the company serves electricity customers in the city of Portland and the Lewiston-Auburn, Augusta-Waterville and Bath-Brunswick areas, and in Massachusetts the larger cities in which the company serves natural gas customers are Pittsfield and North Adams.

The company serves approximately 1.4 million electricity customers and 600,000 natural gas customers. The service territories reflect diversified economies, including high-tech firms, insurance, light industry, pulp and paper industry, ship building, colleges and universities, agriculture, fishing and recreational facilities. No customer accounts for more than 1% of either electric or natural gas revenues.

The company's operating revenues derived from electricity deliveries were 68% in 2000, 83% in 1999 and 87% in 1998. Its operating revenues derived from natural gas deliveries were 26% in 2000, 14% in 1999 and 12% in 1998.

(i)  (b)  Other operations

The Energy Network
The company has operationally organized its non-utility businesses under The Energy Network. Those businesses own assets and operate facilities in peaking electric generation, peaking gas storage, energy services, district heating and cooling, gas transmission, propane distribution and telecommunications.

Cayuga Energy owns electric generation facilities that sell power in the wholesale market at times of high demand. Energy East Solutions sells electricity and natural gas in wholesale and retail markets in the Northeast and mid-Atlantic regions.

CNE Energy Services Group provides energy commodities and services to business customers and energy commodities to wholesale customers throughout New England. CNE Venture-Tech invests in ventures that offer technologically advanced energy-related products. The Union Water-Power Company provides energy management, utility construction and support services, and energy-efficiency contracting.

TEN Companies manages a district heating and cooling network in Hartford, Connecticut and owns an interest in Iroquois Gas Transmission System. CNE Energy Services Group has an interest in two small pipelines that serve power plants in Connecticut. CNE Energy Services Group also owns a liquefied natural gas plant that serves the peaking generation market in Connecticut.

Berkshire Propane delivers propane to customers in western Massachusetts, southern Vermont and eastern New York. Berkshire Service Solutions sells energy-related services in the same area.

Energy East Telecommunications owns fiber optic lines in central New York that it leases to retail communications companies. MaineCom Services provides telecommunications services and holds an interest in NEON Communications, which owns a fiber optic network in New England and the mid-Atlantic region.

Energy East Enterprises
Current operations include two small natural gas delivery companies, Maine Natural Gas and New Hampshire Gas, and Seneca Lake Storage, which is developing high-deliverability gas storage in upstate New York.

(ii)  New product or segment
(See (i) (b) Other operations.)

(iii)  Sources and availability of raw materials

Electric
(See Item 7 - Electric Delivery Business, Nine Mile Point 2 and Independent System Operators, Item 7A - Quantitative and qualitative disclosures about market risk, Commodity Price Risk and Item 8 - Note 1 to the Consolidated Financial Statements.)

NYSEG satisfied the majority of its power requirements for 2000 through purchases under long-term contracts from non-utility generators (NUGs) and the New York Power Authority and generation from its share of a nuclear plant and its several hydroelectric stations. For its remaining power requirements, NYSEG has assumed the risk of market prices and uses electricity contracts, both physical and financial, to manage its exposure to fluctuations in the market price of electricity.

On March 1, 2000, deregulation of electric generation became effective in Maine. CMP sold its non-nuclear generation assets in April 1999 and sold its power entitlements from its NUG contracts and from its minority interests in two nuclear stations for a two-year period beginning March 1, 2000. While CMP has no long-term supply responsibilities, the Maine Public Utilities Commission (MPUC) can mandate that CMP be a standard offer provider for supply service should standard offer bids by competitive suppliers be deemed inadequate by the MPUC. CMP is required to secure standard offer power for commercial and industrial customers through February 2002, but is permitted to recover any difference between the standard offer rate and its cost of procuring supply.

Nuclear

In April 2000 Niagara Mohawk Power Corporation, the operator of the Nine Mile Point 2 nuclear generating station (NMP2), in which NYSEG has an 18% interest, completed the installation of reload No. 7 into the reactor core at NMP2. This refueling will support NMP2 operations through the spring of 2002. Enrichment services are under contract with the U.S. Enrichment Corporation for 75% of the requirements through 2002. Fuel fabrication services are under contract through 2004. Approximately 64% of the uranium and conversion requirements are under contract through 2002.

Natural Gas
(See Item 7 - Natural Gas Delivery Business, Item 7A - Quantitative and qualitative disclosures about market risk, Commodity Price Risk and Item 8 - Note 1 to the Consolidated Financial Statements.)

The company's natural gas supply mix includes long-term, short-term and spot natural gas purchases transported under both firm and interruptible transportation contracts. During 2000 about 44% of NYSEG's natural gas supply was purchased from various suppliers under long-term and short-term sales contracts and 56% was purchased in the monthly or daily spot natural gas market. For the four months ended December 31, 2000, CNG purchased about 62% of its natural gas supply from various suppliers under long-term and short-term sales contracts and 38% was purchased in the monthly or daily spot natural gas market. Both SCG and Berkshire Gas purchase their natural gas supply through asset managers and their asset management contracts will expire on March 31, 2001. The company anticipates the formation of a strategic alliance for the acquisition and management of natural gas supply for not only SCG and Berkshire, but also NYSEG and CNG. The company uses natural gas futures and options contracts to manage its exposure to fluctuations in natural gas commodity prices.

(iv)  Franchises

The company has, with minor exceptions, valid franchises from the municipalities in which it renders service to the public. In 2000 NYSEG obtained authorization from the NYPSC for natural gas distribution service in the towns of Peru, Varick and Romulus, and Maine Natural Gas obtained authorization from the MPUC for natural gas distribution in the towns of Gorham and Westbrook.

(v)  Seasonal business

Sales of electricity are highest during the winter months primarily due to space heating usage and fewer daylight hours. Sales of natural gas are highest during the winter months primarily due to space heating usage.

(vi)  Working capital items

The company has been granted, through the ratemaking process, an allowance for working capital to operate its ongoing electric and natural gas utility systems.

(vii)  Single customer - Not applicable

(viii)  Backlog of orders - Not applicable

(ix)  Business subject to renegotiation - Not applicable

(x)  Competitive conditions
(See Item 7 - Electric Delivery Business, Natural Gas Delivery Business and Accounting Issues.)

(xi)  Research and development

Expenditures on research and development were $5 million in 2000 and 1999 and $6 million in 1998, principally for NYSEG's internal research programs and for contributions to research administered by the New York State Energy Research and Development Authority, the Electric Power Research Institute, the New York Gas Group and the Empire State Electric Energy Research Corporation in 1998. These expenditures are designed to improve existing technologies and to develop new technologies for the production, delivery and customer use of energy.

(xii)  Environmental matters
(See Item 3 - Legal proceedings, Item 7 - Electric Delivery Business, Item 8 - Notes 7, 10 and 11 to the Consolidated Financial Statements.)

The company is subject to regulation by the federal government and by various state and local governments with respect to environmental matters and is also subject to the laws of various states regarding environmental approval and certification of proposed major transmission facilities.

From time to time environmental laws, regulations and compliance programs may require changes in the company's operations and facilities and may increase the cost of energy delivery service. Historically, rate recovery has been authorized for environmental compliance costs.

Capital additions to meet environmental requirements during the three years ended December 31, 2000, were approximately $19 million, primarily for the company's coal-fired generation plants, which were sold in 1999. As a result of the sale, future capital additions to meet environmental requirements are not expected to be material.

Water and air quality

The company is required to comply with federal and state water and air quality statutes and regulations including the Clean Water Act. The Clean Water Act requires that generating stations be in compliance with federally issued National Pollutant Discharge Elimination System Permits or state issued State Pollutant Discharge Elimination System (SPDES) Permits, which reflect water quality considerations for the protection of the environment. NMP2 has a SPDES Permit. The Energy Network owns two natural gas-fired peaking generating stations, which have the required federal or state operating permits and are in compliance with the permits.

Waste disposal

Niagara Mohawk has contracted with the U.S. Department of Energy for disposal of high level radioactive waste (spent fuel) from NMP2. NYSEG is reimbursing Niagara Mohawk for its 18% share of the costs under the contract (currently approximately $1 per megawatt hour of net generation). The DOE's schedule for start of operations of their high level radioactive waste repository will be no sooner than 2010. NYSEG has been advised by Niagara Mohawk that the NMP2 Spent Fuel Storage Pool has a capacity for spent fuel that is adequate until 2014. If further DOE schedule slippage should occur, construction of pre-licensed dry storage facilities would extend the on-site storage capability for spent fuel at NMP2 beyond 2014.

(xiii)  Number of employees  The company had 5,721 employees as of February 28, 2001.

(d) Financial information about geographic areas  Not applicable

Item 2.  Properties
(See Item 7 - Electric Delivery Business, Nine Mile Point 2 and Sale of Central Maine Power Nuclear Plants.)

NYSEG's electric system includes nuclear, hydroelectric and internal combustion generating stations, substations and transmission and distribution lines, all of which are located in the State of New York. CMP's electric system includes substations and transmission and distribution lines, all of which are located in the State of Maine. The Energy Network owns two natural gas-fired peaking generating stations, which are operated by Cayuga Energy and located in the State of New York. Generating facilities are:
Name and location of station		Generating capability (megawatts)
Nuclear Nine Mile Point 2 Vermont Yankee Millstone 3	(Oswego, NY) (Vernon, VT) (Waterford, CT)	210 (1) 19 (2) 29 (2)
Hydroelectric	(Various - 7 locations)	61
Internal combustion	(Carthage) (South Glens Falls) (Harris Lake and State Street Gas Turbine)	63 63 7
Total - all stations		452

(1) NYSEG's 18% share of the generating capability. NYSEG has agreed to sell its 18% interest in NMP2. (See Item 8 - Note 10 to the Consolidated Financial Statements.)
(2) CMP has sold its power entitlements from Vermont Yankee and Millstone 3 for a two-year period beginning March 1, 2000. CMP is in the process of selling its interest in Vermont Yankee, an operating unit, pending regulatory approvals. CMP has agreed to sell its interest in Millstone 3, and the sale has been approved by the Connecticut Department of Public Utility Control. (See Item 8 - Note 10 to the Consolidated Financial Statements.)

CMP has ownership interests in three nuclear generating facilities in addition to Vermont Yankee and Millstone 3: Maine Yankee in Wiscasset, Maine, 38%; Yankee Atomic in Rowe, Massachusetts, 9.5%; and Connecticut Yankee in Haddam, Connecticut, 6%. Maine Yankee, Yankee Atomic, and Connecticut Yankee have been permanently shut down. Yankee Atomic has been decommissioned and Maine Yankee and Connecticut Yankee are in the process of being decommissioned.

NYSEG owns 430 substations in New York having an aggregate transformer capacity of 13,505,948 kilovolt-amperes. The transmission system consists of 4,384 circuit miles of line. The distribution system consists of 33,962 pole miles of overhead lines and 2,256 miles of underground lines.

CMP owns 301 substations in Maine having an aggregate transformer capacity of 6,397,371 kilovolt-amperes. The transmission system consists of 2,542 circuit miles of line. The distribution system consists of 20,479 pole miles of overhead lines and 164 miles of underground lines.

The operating companies' natural gas systems consist of the following:

	Location	Miles of Transmission Pipeline	Miles of Distribution Pipeline
NYSEG	New York State	74	7,484
SCG	Connecticut	-	3,589
CNG	Connecticut	-	3,422
Berkshire Gas	Massachusetts	-	708
Maine Natural Gas	Maine and New Hampshire	-	43

Substantially all of the company's utility plant is subject to liens or mortgages securing its subsidiaries' first mortgage bonds.

Item 3.  Legal proceedings
(See Item 7 - Electric Delivery Business and Item 8 - Note 11 to the Consolidated Financial Statements.)

Since the NYPSC, Connecticut Department of Public Utility Control (DPUC), MPUC and Massachusetts Department of Telecommunications and Energy (DTE) have allowed the company's operating companies to recover in rates remediation costs for certain of the sites referred to in the second and fourth paragraphs of Note 11 to the Consolidated Financial Statements, there is a reasonable basis to conclude that the company will be permitted to recover in rates any remediation costs that it may incur for all of the sites referred to in those paragraphs. Therefore, the company believes that the ultimate disposition of the matters referred to in the second and fourth paragraphs of Note 11 to the Consolidated Financial Statements will not have a material adverse effect on its results of operations or financial position.

(a)  In August 1997 NYSEG was notified by the New York State Department of Environmental Conservation (NYSDEC) that they were contemplating enforcement action against NYSEG with respect to violations of regulations concerning opacity of air emissions at all of the company's New York coal-fired stations. NYSEG is in the process of negotiating a consent order with the NYSDEC to resolve the NYSDEC's demand for a penalty of approximately $650,000. The company sold its New York coal-fired stations in 1999 and has notified the buyer of its responsibility for any such penalty.

(b)  NYSEG received a letter in October 1999 from the New York State Attorney General's office alleging that NYSEG may have constructed and operated major modifications to certain emission sources at the Goudey and Greenidge generating stations, which it formerly owned, without obtaining the required prevention of significant deterioration or new source review permits. The Goudey and Greenidge plants were sold to The AES Corporation in May 1999. The letter requested that NYSEG and AES provide the Attorney General's office with a large number of documents relating to this allegation. In January 2000 NYSEG received a subpoena from the NYSDEC ordering production of similar documents. The NYSDEC subsequently requested similar documents with respect to the Hickling and Jennison generating stations, which the company formerly owned. Those stations were also sold to AES in May 1999.

In April 2000 NYSEG received a letter from the U.S. Environmental Protection Agency (EPA) requesting information with respect to the operation of the Milliken and Kintigh generating stations, which the company formerly owned. Those stations were also sold to AES in May 1999.

On May 25, 2000, NYSEG received a notice of violation from the NYSDEC alleging that two projects at Goudey and four projects at Greenidge were constructed without the necessary permits having been obtained.

NYSEG believes it has complied with the applicable rules and regulations and there is no basis for the Attorney General's and the NYSDEC's allegations. NYSEG furnished documents pursuant to the Attorney General's, the NYSDEC's and EPA's requests. NYSEG believes that any liability related to this matter will be the responsibility of AES in accordance with the asset purchase agreement.

(c)  The Pennsylvania Department of Environmental Protection has requested records regarding the Homer City plant in which the company formerly had a 50% interest.

(d)  On October 30, 2000, NYSEG and Pennsylvania Electric Company (Penelec) received a letter from EME Homer City Generation, L.P. (EME), a subsidiary of the purchaser of the Homer City generating station (Station) in which NYSEG and Penelec each formerly owned a one-half interest. The letter gave NYSEG and Penelec notice that the EPA has found alleged violations of the federal Clean Air Act related to the Station. EME has indicated that it will claim that certain fines, penalties and costs arising out of or related to these alleged violations, which NYSEG believes may be material, are liabilities retained by NYSEG and Penelec under the terms of the asset purchase agreement for the Station. While it will continue to examine this matter, NYSEG believes that such fines, penalties and costs are not liabilities retained by it.

Item 4.  Submission of matters to a vote of security holders - Not applicable

* * * * * * * * * * * *

Executive officers of the Registrant
Name	Age	Positions, offices and business experience -January 1996 to date
Wesley W. von Schack	56

Chairman, President and Chief Executive Officer, April 1998 to date; Chairman, President and Chief Executive Officer of NYSEG, September 1996 to April 1999; Chairman, President, Chief Executive Officer and a Director of DQE, Inc. and Duquesne Light Company to August 1996.

Kenneth M. Jasinski	52

Executive Vice President, General Counsel and Secretary, August 2000 to date; Executive Vice President and General Counsel, April 1999 to August 2000; Senior Vice President and General Counsel, April 1998 to April 1999; Executive Vice President of NYSEG, April 1998 to April 1999; Partner of Huber Lawrence & Abell (attorneys at law) to April 1998.

Michael I. German	50

Senior Vice President, April 1998 to date; President and Chief Executive Officer of The Energy Network, October 2000 to date; President and Chief Operating Officer of NYSEG, April 1999 to October 2000; Executive Vice President and Chief Operating Officer of NYSEG, April 1998 to April 1999; Executive Vice President of NYSEG, May 1997 to April 1998; Senior Vice President-Gas Business Unit of NYSEG to May 1997.

Robert D. Kump	39

Vice President and Treasurer, November 1999 to date; Treasurer, October 1998 to November 1999; Treasurer of NYSEG, February 1996 to August 2000; Director of Financial Services of NYSEG to February 1996.

Robert E. Rude	48

Vice President and Controller, November 1999 to date; Controller, October 1998 to November 1999; Executive Director, Corporate Planning of NYSEG, October 1998 to October 2000; Director, Corporate Planning and Rates of NYSEG to October 1998.

The company has entered into employment agreements with Wesley W. von Schack, Kenneth M. Jasinski and Michael I. German each for a term ending May 18, 2004. Mr. von Schack's agreement provides for his employment as Chairman, President and Chief Executive Officer of the company, Mr. Jasinski's agreement provides for his employment as Executive Vice President and General Counsel of the company and Mr. German's agreement provides for his employment as Senior Vice President of the company. Each agreement provides for automatic one-year extensions unless either party to an agreement gives notice that such agreement is not to be extended.

Each officer holds office for the term for which he is elected or appointed, and until his successor shall be elected and shall qualify. The term of office for each officer extends to and expires at the meeting of the Board of Directors following the next annual meeting of shareholders.

PART II

Item 5.  Market for Registrant's common equity and related stockholder matters

See Item 8 - Note 16 to the Consolidated Financial Statements.

Item 6.  Selected financial data
	2000 (1)		1999		1998	1997		1996
	(Thousands, except per share amounts)
Operating Revenues	$2,959,520		$2,278,608		$2,499,568	$2,170,102		$2,108,865
Depreciation and amortization	$165,524		$648,970	(3)	$191,462	$202,151		$192,884
Other taxes	$165,767		$179,028		$204,483	$205,974		$206,229
Interest Charges, Net	$152,503		$132,908		$125,557	$123,199		$122,729
Income Before Extraordinary Item	$236,679		$236,317		$194,205	$175,211		$168,711
Extraordinary Loss, Net of Tax	$1,645		$17,566		-	-		-
Net Income	$235,034	(2)	$218,751	(4)	$194,205	$175,211	(5)	$168,711	(6)
Earnings per share, basic and diluted	$2.06	(2)	$1.88	(4)	$1.51	$1.29	(5)	$1.19	(6)
Dividends Paid Per Share	$.88		$.84		$.78	$.70		$.70
Average Common Shares Outstanding	114,213		116,316		128,742	136,306		142,255
Book Value Per Share of Common Stock at Year End	$14.59		$12.84		$13.61	$13.36		$12.70
Capital Spending	$168,320		$82,674		$137,350	$129,551		$215,731
Total Assets	$7,003,633		$3,773,171		$4,902,085	$5,044,914		$5,064,816
Long-term obligations, capital leases and redeemable preferred stock	$2,346,814		$1,235,089		$1,460,120	$1,475,224		$1,505,814

All per share amounts and shares outstanding have been restated to reflect the two-for-one common stock split effective April 1, 1999.
Reclassifications: Certain amounts included in Selected financial data have been reclassified to conform with the 2000 presentation.
(1) Due to the completion of the company's merger transactions during 2000 the consolidated financial statements include CNE's results beginning with February 2000 and include CMP Group's, CTG Resources' and Berkshire Energy's results beginning with September 2000.
(2) Includes the effects of the non-recurring benefit from the sale of the company's coal-fired generation assets that increased net income by $8 million and earnings per share by 7 cents and the non-recurring loss from the sale of XENERGY, Inc. that decreased net income by $4 million and earnings per share by 4 cents.
(3) Depreciation and amortization includes accelerated amortization of NMP2 related to the sale of the company's coal-fired generation assets, authorized by the NYPSC. (See Item 8 - Note 9 to the Consolidated Financial Statements.)
(4) Includes the effect of the extraordinary loss from the early retirement of debt that decreased net income by $18 million and earnings per share by 15 cents and the non-recurring benefit from the sale of the company's coal-fired generation assets net of the writeoff of NMP2 that increased net income by $14 million and earnings per share by 12 cents.
(5) Includes the effect of fees related to an unsolicited tender offer that decreased net income by $17 million and earnings per share by 12 cents.
(6) Includes the effect of the writedown of the investment in EnerSoft Corporation that decreased net income by $10 million and earnings per share by 7 cents.

Item 7.  Management's discussion and analysis of financial condition and results of operations

During 2000 the company completed its mergers with four energy companies in the Northeast. The company is a respected super-regional energy services and delivery company that its customers can depend upon every day. It has a motivated and skilled team of professionals dedicated to creating shareholder value through its focus on profitable growth, operational excellence and strong customer partnerships.

Liquidity and Capital Resources

Completion of Mergers

The company completed the four merger agreements it entered into during 1999. Its merger with CNE was completed on February 8, 2000, and its mergers with CMP Group, Inc., CTG Resources, Inc. and Berkshire Energy Resources were completed on September 1, 2000. Each of the four companies is now a wholly-owned Energy East subsidiary. In connection with the mergers the company has registered as a holding company with the SEC under the Public Utility Holding Company Act of 1935.

The four transactions were accounted for using the purchase method. In each transaction the purchase price was allocated to the assets acquired and liabilities assumed based on values on the date of purchase. The cost in excess of the fair value of the net assets acquired in each transaction was recorded as goodwill and will be amortized on a straight-line basis over the estimated useful life. The useful life is determined based on the individual characteristics of each acquired company and the lives range from four to 40 years. Goodwill may be adjusted over the 12 months following the mergers as actual amounts for estimated liabilities become known. (See Note 2 to the Consolidated Financial Statements.)

RGS Energy Merger Agreement

On February 20, 2001, the company announced that it had entered into a merger agreement with RGS Energy Group, Inc. under which all of the outstanding common stock of RGS Energy would be exchanged for a combination of cash and Energy East common stock valued at approximately $1.4 billion in the aggregate. The company will also assume approximately $1.0 billion of RGS Energy debt. RGS Energy will become a wholly-owned subsidiary of the company and the transaction will be accounted for under the purchase method of accounting.

Under the merger agreement 45% of the RGS Energy common stock will be exchanged for Energy East common stock with a value of $39.50 per RGS Energy share, subject to restrictions on the minimum and maximum number of shares to be issued, and 55% of the RGS Energy common stock will be converted into $39.50 in cash per RGS Energy share. RGS Energy shareholders will be able to elect the form of consideration they wish to receive, subject to proration. The company intends to finance the cash portion of the transaction primarily through the issuance of long-term debt and preferred stock.

The merger is subject to, among other things, the approval of RGS Energy's shareholders and the approvals of various regulatory agencies, including the NYPSC, FERC, NRC and the SEC. All regulatory approvals are expected to be obtained in about 12 months. The merger is also subject to the company's shareholders approving the issuance of Energy East shares in connection with the merger.

Electric Delivery Business

The company's electric delivery business consists of its regulated electricity transmission, distribution and generation operations in New York and Maine.

Nine Mile Point 2: NYSEG owns an 18% interest in NMP2. In 1999 the majority of NYSEG's investment in NMP2 was recovered through a gain on the sale of the company's coal-fired generation assets. The remaining balance was written off pursuant to Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

Sale of NMP2: On December 12, 2000, Constellation Nuclear was announced as the successful bidder in the sale of 82% of the interest in NMP2, including NYSEG's 18% share. NYSEG will receive $64 million at closing and five annual principal and interest payments totaling $85 million for its share of NMP2. The NRC, FERC, NYPSC and other regulatory bodies must approve the sale on terms acceptable to the sellers. The transaction is expected to close in mid-2001.

The sellers' pre-existing decommissioning funds will be transferred to Constellation, which will take responsibility for all future decommissioning funding.

The transaction includes a power purchase agreement that calls for Constellation to provide electricity to the sellers, at prices that have been negotiated, for 10 years. After the power purchase agreement is completed a revenue sharing agreement will begin. The revenue sharing agreement could provide the sellers additional revenue through 2021, which would mitigate increases in electricity prices. Both agreements are based on plant output.

Sale of Central Maine Power Nuclear Plants: CMP is in the process of selling its interest in Vermont Yankee, an operating unit, pending regulatory approvals. CMP has agreed to sell its interest in Millstone 3. The sale has been approved by the DPUC and, subject to remaining regulatory approvals, is expected to close in mid-2001. (See Note 10 to the Consolidated Financial Statements.) CMP sold its non-nuclear generation assets in April 1999.

Independent System Operators: The creation of the New York Independent System Operator (NYISO) and the ISO New England, Inc. (NEISO) have resulted in numerous startup problems related to the operation of their respective bulk power systems. The effect of those problems on the company's financial position or results of operations cannot be predicted.

The NYISO, which began operating in November 1999, administers a new, centralized energy and ancillary services market. The NYISO continues to experience software and operational breakdowns which have resulted in unexplained spikes in the price of electricity, billing errors and reliability concerns. Those problems, along with allegations of market power, resulted in numerous FERC filings by the NYISO and market participants during 2000.

In December 2000 the NYPSC issued a preliminary report that identified several problems at the NYISO. The problems include: price volatility due to a combination of factors, including a market that is constrained by insufficient generating capacity or an inadequate number of electric generating facilities and systems that do not work as intended; and market participants taking advantage of problems by raising prices above competitive levels or holding back electricity output for sustained periods of time.

In May 2000 the FERC ordered a bid cap for a portion of the operating reserves markets in response to relevant filings by NYSEG and other parties. The FERC also required the NYISO to alter tariff provisions and market mechanisms to address software and implementation flaws in the operating reserves markets. The FERC did not, however, order refunds or the recalculation of operating reserve prices in a manner consistent with a properly functioning competitive market as sought by NYSEG. Several requests for rehearing have been filed.

During the second quarter of 2000 NYSEG petitioned the FERC to investigate and initiate emergency actions to correct start-up and transitional problems of the NYISO administered energy markets, and the NYISO filed a petition requesting a $1,300 bid cap in its administered energy markets. In response, in July 2000 the FERC ordered a bid cap of $1,000 per megawatt-hour in the NYISO's energy markets until October 28, 2000, to give the NYISO time to correct transitional problems. The bid cap was extended with FERC approval through April 30, 2001. The FERC held a technical conference in January 2001 to address numerous documented market flaws and market design problems. On March 12, 2001, the NYISO filed a request with the FERC to extend the bid cap until October 31, 2002.

Non-utility Generation: NYSEG and CMP (since the September 1 merger) together expensed approximately $439 million for non-utility generation (NUG) power in 2000. They estimate that their purchases will total $619 million in 2001, $646 million in 2002 and $658 million in 2003. NYSEG and CMP continue to seek ways to provide relief to their customers from onerous NUG contracts that they were ordered to sign.

Petition to the FERC on NUGs: NYSEG petitioned the FERC in 1995, asking for relief from having to pay approximately $2 billion more than its avoided costs for power purchased over the term of two NUG contracts. NYSEG's electric restructuring agreement provides for the recovery of those costs for the term of the contracts through a form of a non-bypassable wires charge. The FERC denied NYSEG's petition and its subsequent request for a rehearing. NYSEG believes that the overpayments under the two contracts violate the Public Utility Regulatory Policies Act of 1978.

NYSEG commenced an action in the United States District Court for the Northern District of New York in August 1997. The complaint asked the District Court to either reform the two NUG contracts by reducing the price NYSEG must pay for electricity under the contracts, or send the matter back to the FERC or to the NYPSC with direction that they modify such contracts. The complaint also sought repayment of all monies paid above NYSEG's avoided costs. On September 29, 2000, the District Court dismissed NYSEG's complaint and endorsed the FERC decision denying NYSEG's petition. NYSEG appealed the District Court's decision to the United States Court of Appeals (Second Circuit) and expects a decision in the latter part of 2001.

Allegheny Hydros: In December 1999 NYSEG sent a letter to the owners of Allegheny Hydro No. 8 and Allegheny Hydro No. 9 demanding that they each provide adequate assurance that they will perform their individual contractual obligations under two power purchase agreements with NYSEG, including the obligation to pay back overpayments made by NYSEG over the course of the agreements. Such overpayments are the cumulative difference between the rate NYSEG pays for power under the agreements and its actual avoided costs. At the end of 2000, this cumulative overpayment was more than $129 million and is expected to grow to approximately $2.7 billion by 2030 when both agreements expire.

In response to NYSEG's demand, Allegheny and its lenders each filed a complaint in the New York State Supreme Court (N.Y. County), in February and March 2000, respectively, seeking declaratory relief, including a declaration that NYSEG is not entitled to demand adequate assurances of Allegheny's performance under the agreements.

Central Maine Power Alternative Rate Plan: On September 18, 2000, the MPUC approved CMP's new Alternative Rate Plan (ARP 2000). ARP 2000 provides the vehicle for CMP and the company to share merger synergies with CMP's customers. Merger synergies have been estimated to be $25 million to $30 million per year.

ARP 2000 applies only to CMP's state jurisdictional distribution revenue requirement and excludes revenue requirements related to stranded costs and transmission services. Recovery of stranded costs, primarily above-market NUG contracts, has been provided for under Maine's Restructuring Law. Rates for transmission service are subject to regulation by the FERC and are expected to change each July. ARP 2000 began January 1, 2001, and continues through December 31, 2007, with price changes, if any, occurring on July 1, in the years 2002 through 2007.

Price changes will be calculated by taking the prior year's inflation rate as determined by the gross domestic product (GDP) price index and subtracting a "productivity offset." The productivity offset for the years of the plan range between 2.0% in 2002 and 2.9% in 2007. The productivity offset for 2001 will be equal to the GDP price index, thereby producing a price freeze for that year. In addition, certain expiring amortizations will flow through to customers at the time of the annual price adjustments.

Mandated costs outside of CMP's control that exceed $150,000 individually and $3 million in aggregate in any calendar year will be recovered through the annual price adjustment. Mandated costs include non-recurring events such as storms, floods and labor disturbances, and recurring costs that result from accounting, federal or state legislative, regulatory or tax changes.

CMP is required to meet certain standards of service quality and reliability. These standards include: 1) customer average interruption duration, 2) system average interruption, 3) MPUC complaint ratio, 4) percent of business calls answered, 5) percent of outage calls answered, 6) new service installation, 7) call center service quality and 8) market responsiveness.

On December 18, 2000, an appeal was filed by the Industrial Energy Consumer Group arguing that the MPUC order in CMP's ARP 2000, in certain respects, was unlawful. The outcome of this appeal cannot be predicted, but the company believes it is without merit.

MPUC Decision on Price Mitigation: Although CMP's obligation to provide energy ended in March 2000 with the restructuring of the electric utility industry in Maine, in December 2000 the MPUC directed CMP to provide standard offer service to certain medium and large customer classes for the period March 2001 through February 2002. CMP subsequently arranged supply contracts to meet this obligation and the MPUC established standard offer rates to recover the costs of the standard offer service. In March 2001, in an effort to mitigate price increases resulting from the standard offer service, the MPUC reduced those standard offer rates by 0.8 cents per kilowatt hour, effective April 15, 2001. CMP's total revenues will not, however, be affected by this rate reduction of approximately $30 million through February 2002 because the MPUC is permitting CMP to amortize a corresponding amount into revenues from CMP's deferred asset sale gain account, established as a result of the sale of its non-nuclear generation assets.

NYSEG's Price Protection Plan: On March 14, 2001, NYSEG filed an electric Price Protection Plan with the NYPSC that would modify and extend NYSEG's 1998 electric rate and restructuring agreement for seven years from the date the plan is approved. The plan would, among other things: 1) freeze electricity prices for all customers at current levels for seven years and on March 3, 2002, implement the last 5% rate reduction under the existing agreement for eligible high-load factor customers; 2) absorb, within current rates, escalating NUG and wholesale electricity costs over the term of the plan and annual inflation of up to 4%; and 3) provide all customers the opportunity to choose an alternative electric power supplier.

Retail Access Credit: In May 2000 the NYPSC instituted proceedings to review NYSEG's retail access credit (the amount backed out of a customer's bill when that customer participates in retail access). On September 22, 2000, the NYPSC issued an order denying a petition NYSEG had filed in August 2000 related to issues concerning its retail access credit. On January 26, 2001, the NYPSC issued an order directing NYSEG to adopt a market-based retail access credit, effective February 1, 2001. As a result of this order, NYSEG will be exposed to fluctuations in the spot price of electricity for customers who have chosen retail access. Since NYSEG will seek recovery of any costs and lost revenues associated with this order under the terms of its electric rate and restructuring agreement, the company does not anticipate that this order will have a material effect on its financial position or results of operations.

Energy Taxes: New York State legislation in 2000 included major changes to the taxation of electric and natural gas companies. Those changes include, among others, the repeal of certain gross receipts taxes and the imposition of a net income tax. The NYPSC has issued an interim order concerning the ratemaking treatment related to the implementation of these tax changes. A full order is expected sometime in 2001. NYSEG will seek recovery under the terms of its electric rate and restructuring agreement for any additional tax expense.

Electricity Transmission Rates: NYSEG is responsible for delivering wholesale customers' electricity on its transmission system. Rates charged for the use of NYSEG's transmission system are subject to FERC approval. NYSEG's transmission rate case was filed with the FERC in March 1997. Effective November 1997 NYSEG began charging its filed rate, which was accepted by the FERC subject to refund based on a FERC final order.

On August 17, 2000, the FERC issued an order in NYSEG's transmission rate case that increased NYSEG's transmission rates. The new rates, however, were lower than the rates in NYSEG's filed rate case, which it began collecting in November 1997 subject to refund. Therefore, NYSEG refunded $14 million, which included interest, to customers. On September 17, 2000, NYSEG filed a petition for rehearing with the FERC that states why FERC inappropriately excluded certain expenses from its calculation. FERC has yet to rule on the request for rehearing.

On September 28, 2000, the FERC approved new transmission rates for CMP, which became effective September 1, 2000, and will cover increased transmission costs.

Natural Gas Delivery Business

The company's natural gas delivery business consists of its regulated natural gas transportation, storage and distribution operations in New York, Connecticut, Maine and Massachusetts.

Southern Connecticut Gas Incentive Rate Plan: In January 2000 the DPUC issued a final decision approving a $.5 million annual revenue increase for SCG, which amounted to approximately a 0.2% increase over the then current rates for firm sales customers.

On December 8, 2000, the DPUC issued a decision in the SCG rate proceeding that is designed to establish a multi-year incentive rate plan (IRP). The decision endorses the concept of an IRP and recommends a four-year price freeze, the continuation of the gas adjustment and weather-normalization clauses, a 50/50 sharing between customers and shareholders of earnings in excess of an 11.71% return on common equity, a similar sharing of gas supply savings, and service quality requirements to help ensure that customer service standards are met.

It is expected that the SCG decision will have a precedential effect on the companion IRP for CNG, which is described below. Merger synergies for SCG and CNG have been estimated to average $15 million to $20 million per year for the next several years.

On January 19, 2001, the Office of Consumer Counsel filed an appeal in State Superior Court arguing that the DPUC's order approving the SCG IRP was unlawful. The outcome of this appeal cannot be predicted, but the company believes it is without merit.

Connecticut Natural Gas Incentive Rate Plan: In November 1999 CNG filed a request with the DPUC for a $15.7 million or 8.37% increase to its base revenues. On May 25, 2000, the DPUC denied CNG's request for a rate increase.

CNG proposed an IRP as a second phase of its rate case filed in November 1999. The IRP seeks the opportunity to share in returns on equity in excess of 11.8%, while holding rates constant for four years. The IRP also includes certain performance and service measures that CNG must meet. The record is closed in this proceeding. A decision on the IRP is expected in mid-2001.

NYSEG's Natural Gas Rate Agreement: NYSEG's natural gas business is operating under a four-year rate agreement that extends to September 30, 2002. The agreement continues NYSEG's natural gas rate freeze for residential sales customers and provides pricing options for non-residential customers. (See Quantitative and Qualitative Disclosures About Market Risk - Commodity Price Risk.)

NYPSC Collaborative on End State of Energy Competition: In March 2000 the NYPSC instituted a proceeding to address the future of competitive natural gas and electricity markets, including the role of regulated utilities in those markets. Other objectives of the proceeding include identifying and suggesting actions to eliminate obstacles to the development of those competitive markets and providing recommendations concerning Provider of Last Resort and related issues.

Purchased Gas Adjustment Clauses (PGA): Natural gas prices have increased dramatically over the past 12 months. CNG's requested increases to its PGA have been accepted; however, SCG's requested increases to its PGA for both December 2000 and January 2001 were rejected. SCG's requested increase for February 2001 was recently approved. SCG has filed a petition with the DPUC to collect the unrecovered gas costs for December and January, which are in excess of $11 million. The Office of Consumer Counsel has filed a letter in support of SCG's recovery of gas costs. The DPUC rejected this approach at this time, but advised the company that it will continue to consider the best method for and timing of such recovery.

The DTE issued a decision on January 31, 2001, on a request by Berkshire Gas for an increase in its PGA for firm gas sales during the months of February 2001 through April 2001. The decision allows recovery of substantially all of Berkshire Gas' deferred gas costs in the current winter season, and allows Berkshire Gas to seek recovery of any remaining deferred gas costs in the upcoming summer season. The company expects to recover its actual gas costs in Connecticut and Massachusetts through the PGA.

Other Businesses

In light of its recent mergers, the company is in the process of rationalizing all of its non-utility businesses to ensure that they fit within its strategic focus. To date the company has exited two non-utility businesses: CNEX and TeleSmart. In addition, on September 29, 2000, the company completed the sale of an energy services company - XENERGY, Inc. - to Kema USA Inc. The company incurred a loss of approximately $4 million in the third quarter of 2000 as a result of the sale.

Other Matters

Accounting Issues

Statement 71: Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation, allows companies that meet certain criteria to capitalize, as regulatory assets, incurred costs that are probable of recovery in future periods. Those companies record, as regulatory liabilities, obligations to refund previously collected revenue or obligations to spend revenue collected from customers on future costs.

Although the company believes its public utility subsidiaries will continue to meet the criteria of Statement 71 for their regulated electricity and natural gas operations in New York State, Connecticut, Maine and Massachusetts, the company cannot predict what effect a competitive market or future actions of the NYPSC, MPUC, DPUC or DTE will have on their ability to continue to do so. If the company's public utility subsidiaries can no longer meet the criteria of Statement 71 for all or a separable part of their regulated operations, they may have to record as expense or revenue certain regulatory assets and liabilities. NYSEG and CMP may also have to record as a loss an estimated $1.2 billion and $1.0 billion, respectively, on a present value basis at December 31, 2000, of above-market costs on their power purchase contracts with NUGs. Those costs are currently recovered in rates.

Statement 133: The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, in June 1998, which was amended in later FASB pronouncements. Statement 133 establishes standards for the accounting and reporting for derivative instruments and for hedging activities. Statement 133 requires that all derivatives be recognized as either assets or liabilities on a company's balance sheet at their fair value. The company adopted Statement 133 as of January 1, 2001. (See Note 1 to the Consolidated Financial Statements.)

Investing and Financing Activities

The company's financial strength provides the flexibility required to compete in the emerging competitive energy market and continue expanding its products and services, including its energy infrastructure, in the Northeast.

Investing Activities: Capital spending, including nuclear fuel but excluding the company's four merger transactions, totaled $168 million in 2000, $83 million in 1999 and $137 million in 1998. (See Completion of Mergers.) Capital spending in all three years was financed entirely with internally generated funds and was primarily for the extension of energy delivery service, necessary improvements to existing facilities and compliance with environmental requirements.

Capital spending, including nuclear fuel, is projected to be $226 million in 2001. It is expected to be paid for with internally generated funds and will be primarily for the same purposes described above.

Financing Activities: In November 2000 the company issued $200 million of 8.05% Notes due November 15, 2010, and $300 million of 7.75% Putable Asset Term Securities (PATS). The PATS bear interest at 7.75% until November 15, 2003, and then, as provided by an agreement, will either be redeemed by the company or will bear interest at a fixed or floating rate until November 15, 2033, unless extended to November 15, 2034. The proceeds were used to repay the company's bridge financing of $500 million in connection with the CMP Group, CTG Resources and Berkshire Energy merger transactions.

The company and its subsidiaries have credit agreements with various expiration dates. The agreements provided for maximum borrowings of $724 million at December 31, 2000, and $200 million at December 31, 1999.

The company and its subsidiaries use short-term, unsecured notes and drawings on their credit agreements (see above) to finance certain refundings and for other corporate purposes. There was $419 million of such short-term debt outstanding at December 31, 2000, and $163 million outstanding at December 31, 1999. The weighted average interest rate on short-term debt was 7.7% at December 31, 2000, and 7.2% at December 31, 1999.

In January 2000 NYSEG redeemed $163 million of unsecured notes with cash and commercial paper.

In December 2000 NYSEG purchased, on the open market, at premiums, $9.7 million of 9 7/8% Series first mortgage bonds due May 1, 2020, and $15 million of 9 7/8% Series first mortgage bonds due November 1, 2020, with proceeds from commercial paper. NYSEG incurred a $2.8 million charge, including premiums of $.4 million for early retirement and the writeoff of $2.4 million of unamortized debt expense and debt issuance costs, as a result of the purchase of the bonds. The $2 million after-tax effect of this item is reflected as an extraordinary loss on early extinguishment of debt on the income statement.

Due to the company's acquisition of CNE in February 2000, SCG established a short-term facility of $96 million to temporarily finance the redemption of long-term debt. That redemption was due to a provision in SCG's bond purchase agreements that gave the bondholders the right to have the bonds redeemed as a result of the acquisition. First mortgage bonds totaling $77 million were redeemed at a premium of $18 million.

In August 2000 SCG received approval from the DPUC to issue up to $200 million of secured medium-term notes. In September 2000 SCG issued $115 million of medium-term notes, which were used to repay the short-term debt incurred to redeem the first mortgage bonds, and for other general corporate purposes.

In October 2000 CMP redeemed, at par, $9.9 million of 7.999% Flexible Money Market Preferred Stock Series A, pursuant to sinking fund provisions.

In September 2000 CNG redeemed $3,250 of 8.00% preferred stock. In October 2000 CNG redeemed $2.5 million of Series AA first mortgage bonds, pursuant to a sinking fund provision. In November 2000 CNG Realty repaid $.8 million of 10.50% first mortgage notes due 2010, and a $10.8 million secured note due 2010.

In September 2000 Berkshire Gas issued a $5.6 million promissory note, primarily for the interim financing of capital improvements.

The company repurchased about eight million shares of its common stock at an average price of $20.51 per share during 2000. The company raised its common stock dividend in January 2001 to an annual rate of 92 cents per share.

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

In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others: the deregulation and continued regulatory unbundling of a vertically integrated industry; the company's ability to compete in the rapidly changing and increasingly competitive electricity and natural gas utility markets; regulatory uncertainty in a politically charged environment of rising energy prices; operation of the NYISO and NEISO, its ability to control non-utility generator and other costs; changes in fuel supply or cost and the success of its strategies to satisfy its power requirements now that all of its coal-fired generation assets have been sold; its ability to expand its products and services, including its energy infrastructure in the Northeast; its ability to integrate the operations of CNE, CMP Group, CTG Resources, Berkshire Energy and RGS Energy with its operations; market risk; the ability to obtain adequate and timely rate relief; nuclear or environmental incidents; legal or administrative proceedings; changes in the cost or availability of capital; growth in the areas in which it is doing business; weather variations affecting customer energy usage; and other considerations that may be disclosed from time to time in its publicly disseminated documents and filings. The company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations
	2000	1999	1998	2000 over 1999 Change	1999 over 1998 Change
		(Thousands, except per share amounts)
Operating Revenues	$2,959,520	$2,278,608	$2,499,568	30%	(9%)
Operating Income	$513,921	$562,583	$473,230	(9%)	19%
Income Before Extraordinary Item	$236,679	$236,317	$194,205	-	22%
Extraordinary Loss, Net of Tax	$1,645	$17,566	-	(91%)	*
Net Income	$235,034	$218,751	$194,205	7%	13%
Average Common Shares Outstanding	114,213	116,316	128,742	(2%)	(10%)
Earnings Per Share Before Extraordinary Loss, basic and diluted	$2.07	$2.03	$1.51	2%	34%
Earnings Per Share, basic and diluted	$2.06	$1.88	$1.51	10%	25%
Dividends Paid Per Share	$.88	$.84	$.78	5%	8%

*Percent change is not meaningful.

Earnings Per Share

Excluding a non-recurring loss of four cents from the sale of XENERGY, Inc. in 2000, extraordinary losses from the early retirement of debt of one cent in 2000 and 15 cents in 1999 and non-recurring benefits of seven cents in 2000 and 12 cents in 1999 from the sale of the company's coal-fired generation assets, the company's 2000 earnings per share increased 13 cents. The increase in earnings per share was primarily due to higher retail electricity and natural gas deliveries for NYSEG (new record high deliveries), cost control efforts, earnings from the merged companies and fewer shares outstanding due to the share repurchase program. Those increases were partially offset by higher costs of energy (net of transmission revenues), lower wholesale electricity deliveries as a result of the sale of the company's coal-fired generation assets, and lower retail electricity prices.

In 1999 the company's earnings per share increased 37 cents, including the extraordinary loss of 15 cents from the early retirement of debt and a non-recurring benefit of 12 cents from the sale of the company's coal-fired generation assets net of the writeoff of NMP2.

Earnings per share for 1999 increased primarily due to investment income realized on the net proceeds from the sale of the company's coal-fired generation assets, fewer shares outstanding as a result of the share repurchase program, higher transmission wheeling revenues, higher pension income, cost control efforts and higher retail electricity deliveries (a record high) and natural gas deliveries caused by an improved economy and weather. Those increases were partially offset by lower wholesale electricity deliveries as a result of the sale of the company's coal-fired generation assets and lower retail prices.

Other Items

Other income and deductions decreased in 2000 primarily due to lower investment income after the net proceeds from the sale of the company's coal-fired generation assets were used to finance the company's merger transactions, partially offset by other income associated with the merged companies. Other income and deductions increased in 1999 primarily due to investment income realized on the net proceeds from the company's coal-fired generation assets.

Interest charges increased in 2000 primarily due to additional borrowings to finance the company's merger transactions and interest charges associated with the merged companies.

Preferred stock dividends decreased in 2000 and 1999 primarily due to the redemptions and repurchases of preferred stock in 1999.

Operating Results for the Electric Delivery Business
	2000	1999	1998	2000 over 1999 Change	1999 over 1998 Change
			(Thousands)
Deliveries - Megawatt-hours Retail Wholesale	17,133 6,214	13,843 10,978	13,277 22,711	24% (43%)	4% (52%)
Operating Revenues	$2,023,610	$1,889,318	$2,159,869	7%	(13%)
Operating Expenses	$1,540,953	$1,373,674	$1,713,275	12%	(20%)
Operating Income	$482,657	$515,644	$446,594	(6%)	15%

Operating Revenues: The $134 million increase in operating revenues for 2000 is due to the addition of CMP's delivery revenues, higher transmission revenues, and higher retail deliveries due to colder weather this year. That increase was partially offset by lower wholesale deliveries as a result of the sale of the company's coal-fired generation assets in 1999 and lower retail prices.

Operating revenues for 1999 decreased $271 million primarily due to lower wholesale deliveries because, without its coal-fired plants, the company had less power to sell. Lower retail prices also reduced revenues. Those decreases were partially offset by higher transmission revenues and higher retail deliveries caused by an improved economy and weather.

Operating Expenses: Operating expenses for 2000 increased $54 million, excluding a $113 million benefit in 1999 from the sale of the company's coal-fired generation assets, net of the writeoff of NMP2. That increase was due to the addition of CMP's purchases for retail deliveries and operating costs, and higher purchase costs of electricity primarily due to higher than anticipated ancillary services costs associated with the NYISO and higher market prices. Those increases were partially offset by a reduction in operating expenses because of the sale of the company's coal-fired generation assets and a related reduction in amortization of NMP2, and cost control efforts.

Operating expenses for 1999 decreased $227 million, excluding the non-recurring benefit from the sale of the company's coal-fired generation assets, which includes the related accelerated amortization of NMP2, net of the writeoff of NMP2. That decrease was primarily due to lower fuel and other costs associated with the generation assets that were sold, higher pension income and cost control efforts. Those decreases were partially offset by increased purchases of electricity to meet retail customers' needs.

Operating Results for the Natural Gas Delivery Business
	2000	1999	1998	2000 over 1999 Change	1999 over 1998 Change
			(Thousands)
Deliveries - Dekatherms Retail Wholesale	97,664 8,972	59,346 8,617	54,178 7,527	65% 4%	10% 14%
Operating Revenues	$772,131	$331,745	$306,031	133%	8%
Operating Expenses	$699,402	$269,551	$266,789	159%	1%
Operating Income	$72,729	$62,194	$39,242	17%	58%

Operating Revenues: Operating revenues for 2000 increased $440 million primarily due to additional revenues from SCG, CNG and Berkshire Gas. The recovery of increased gas costs for non-residential deliveries and higher deliveries due to colder weather also added to operating revenues.

Operating revenues for 1999 increased $26 million due to higher retail sales, primarily due to colder weather.

Operating Expenses: Operating expenses for 2000 increased $430 million primarily due to additional natural gas purchases and operating costs associated with the three merged gas companies, and higher retail purchased gas costs caused by higher market prices and higher deliveries.

Operating expenses for 1999 increased $3 million primarily due to additional costs associated with the first full year of operations for Maine Natural Gas. An increase in natural gas purchased, due to higher volume partially offset by lower prices, was offset by cost control efforts.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates and prices. The following discussion of the company's risk management activities includes "forward-looking" statements that involve risks and uncertainties. Actual results could differ materially from those contemplated in the "forward-looking" statements. The company handles market risks in accordance with established policies, which may include various derivative transactions.

The financial instruments held or issued by the company are for purposes other than trading or speculation. Quantitative and qualitative disclosures are discussed as they relate to the following market risk exposure categories: Interest Rate Risk, Commodity Price Risk and Other Market Risk.

Interest Rate Risk: The company is exposed to risk resulting from interest rate changes on its variable-rate debt and commercial paper. The company and its subsidiaries use interest rate swap agreements to manage the risk of increases in certain variable rate issues. They record amounts paid and received under those agreements as adjustments to the interest expense of the specific debt issues. The company believes the interest rate swap agreements substantially reduce the market risk associated with variable rate debt. (See Notes 5 and 12 to the Consolidated Financial Statements.)

Commodity Price Risk: Commodity price risk has become an increasingly important issue for the company due to the recent unprecedented price increases and volatility experienced in both the electric and natural gas wholesale markets. The company manages this risk through a combination of regulatory mechanisms, which allow for the pass through of the market price of electricity and natural gas to consumers, and through comprehensive risk management processes. These measures mitigate the company's commodity price exposure, but do not completely eliminate it.

While CMP has no long-term supply responsibilities, the MPUC can mandate that CMP be a standard offer provider for supply service should standard offer bids by competitive suppliers be deemed inadequate by the MPUC. CMP is required to secure standard offer power for commercial and industrial customers through February 2002, but is permitted to recover any difference between the standard offer rate and its cost of procuring supply. CNG, SCG and Berkshire Gas all have purchased gas adjustment clauses. (See Natural Gas Delivery Business, Purchased Gas Adjustment Clauses.) Under its current rate and restructuring agreements, NYSEG is subject to the effect of market fluctuations in the price of natural gas and electricity purchased. NYSEG's natural gas exposure is limited to purchases for residential customers because it is allowed to pass through increases in the market price of natural gas to non-residential customers.

NYSEG uses natural gas futures and options contracts to manage its exposure to fluctuations in natural gas commodity prices. Such contracts allow NYSEG to fix margins on sales of natural gas. The cost or benefit of natural gas futures and options  contracts is included in the commodity cost when the related sales commitments are fulfilled.

NYSEG has hedged approximately 67% of its expected residential natural gas load for calendar year 2001 through gas in storage and option contracts. For its unhedged positions in 2001, a $1.00 per dekatherm change in the cost of natural gas changes natural gas costs by $8 million.

NYSEG uses electricity contracts to manage against fluctuations in the cost of electricity. These contracts allow NYSEG to fix margins on the majority of its retail electricity sales. The cost or benefit of electricity contracts is included in the amount expensed for electricity purchased when the electricity is sold. With the implementation of the NYISO, NYSEG began utilizing contracts for differences (CFDs), which are financial contracts with features similar to commodity swap agreements. The CFDs effectively fix the price NYSEG pays for certain power purchased from the NYISO. NYSEG has CFDs, generation and other electricity contracts, which provide for 98% of total expected demand for 2001, 89% for 2002 and 66% for 2003.

NYSEG is also exposed to daily price fluctuations in the spot price of electricity. In situations where the electricity contracts do not cover peak demand, NYSEG must buy electricity in the spot market. Conversely, when NYSEG has contracts for more electricity than its demand, it must sell the excess in the spot market. NYSEG uses a cash flow at risk (CFAR) calculation to measure this price risk. At March 15, 2001, the CFAR for electricity requirements was $6 million for the next 12-month period. The CFAR indicates the amount by which the fair value of NYSEG's net position could vary from its current level over a 12-month period, with a 97.5% certainty, assuming all unhedged positions during that period are filled in the spot market.

Other Market Risk: The company's pension plan assets are made up of equity and fixed income investments. Fluctuations in those markets could cause the company to recognize increased or decreased pension income or expense.

NYSEG and CMP each maintain a qualified trust fund, as required by the NRC, to fund certain costs of nuclear decommissioning. The funds in the qualified trusts are invested primarily in money market instruments. The company believes that the market risk exposure is limited to immaterial fluctuations in the money markets. (See Note 10 to the Consolidated Financial Statements.)

Item 8.  Financial statements and supplementary data

Energy East Corporation
Consolidated Statements of Income
Year Ended December 31	2000	1999	1998
	(Thousands, except per share amounts)
Operating Revenues
Sales and services	$2,959,520	$2,278,608	$2,499,568
Operating Expenses
Electricity purchased and fuel used in generation	1,073,728	905,367	992,236
Natural gas purchased	496,509	186,722	158,757
Other operating expenses	435,965	312,129	367,897
Maintenance	108,106	85,849	111,503
Depreciation and amortization	165,524	648,970	191,462
Other taxes	165,767	179,028	204,483
Gain on sale of generation assets	-	(674,572)	-
Writeoff of Nine Mile Point 2	-	72,532	-
Total Operating Expenses	2,445,599	1,716,025	2,026,338
Operating Income	513,921	562,583	473,230
Other (Income) and Deductions	(32,906)	(39,597)	7,474
Interest Charges, Net	152,503	132,908	125,557
Preferred Stock Dividends of Subsidiaries	963	2,706	8,583
Income Before Income Taxes	393,361	466,566	331,616
Income Taxes	156,682	230,249	137,411
Income Before Extraordinary Item	236,679	236,317	194,205
Extraordinary Loss on Early Extinguishment of Debt, Net of Income Tax Benefit of $1,121 for 2000 and $9,458 for 1999	1,645	17,566	-
Net Income	$235,034	$218,751	$194,205
Earnings Per Share, basic and diluted	$2.06	$1.88	$1.51
Average Common Shares Outstanding	114,213	116,316	128,742

The notes on pages 34 through 51 are an integral part of the financial statements.

Energy East Corporation
Consolidated Balance Sheets
December 31	2000	1999
	(Thousands)
Assets
Current Assets
Cash and cash equivalents	$33,239	$116,806
Special deposits	21,516	1,232
Temporary investments	100,292	760,996
Accounts receivable, net	536,280	157,383
Fuel, at average cost	40,863	16,055
Materials and supplies, at average cost	47,392	8,124
Accumulated deferred income tax benefits, net	5,007	3,774
Prepayments	63,294	34,377
Total Current Assets	847,883	1,098,747
Utility Plant, at Original Cost
Electric	4,784,312	3,393,135
Natural gas	1,665,386	616,380
Common	220,124	140,035
	6,669,822	4,149,550
Less accumulated depreciation	3,096,283	2,034,312
Net Utility Plant in Service	3,573,539	2,115,238
Construction work in progress	59,389	12,689
Total Utility Plant	3,632,928	2,127,927
Other Property and Investments, Net	259,708	112,324
Regulatory and Other Assets
Regulatory assets
Nuclear plant obligations	234,929	-
Unfunded future income taxes	184,570	27,655
Unamortized loss on debt reacquisitions	58,848	52,671
Demand-side management program costs	39,055	52,649
Environmental remediation costs	78,406	58,400
Other	245,696	19,612
Total regulatory assets	841,504	210,987
Other assets
Goodwill, net	952,358	21,547
Prepaid pension benefits	350,038	174,741
Other	119,214	26,898
Total other assets	1,421,610	223,186
Total Regulatory and Other Assets	2,263,114	434,173
Total Assets	$7,003,633	$3,773,171

The notes on pages 34 through 51 are an integral part of the financial statements.

Energy East Corporation
Consolidated Balance Sheets
December 31	2000	1999
	(Thousands)
Liabilities
Current Liabilities
Current portion of long-term debt	$25,285	$2,606
Notes payable	418,995	163,240
Accounts payable and accrued liabilities	345,424	135,801
Interest accrued	35,309	16,535
Taxes accrued	-	14,732
Other	201,689	80,995
Total Current Liabilities	1,026,702	413,909
Regulatory and Other Liabilities
Regulatory liabilities
Deferred income taxes	91,421	58,923
Deferred income taxes, unfunded future income taxes	75,473	13,024
Gain on sale of generation assets	232,041	-
Pension benefits	96,514	-
Other	76,813	20,817
Total regulatory liabilities	572,262	92,764
Other liabilities
Deferred income taxes	457,495	265,387
Nuclear plant obligations	234,929	-
Other postretirement benefits	279,864	161,370
Environmental remediation costs	91,811	78,400
Other	233,910	112,139
Total other liabilities	1,298,009	617,296
Total Regulatory and Other Liabilities	1,870,271	710,060
Long-term debt	2,346,814	1,235,089
Total Liabilities	5,243,787	2,359,058
Commitments	-	-
Preferred Stock of Subsidiaries Preferred stock redeemable solely at the option of subsidiaries	43,324	10,159
Common Stock Equity Common stock ($.01 par value, 300,000 shares authorized, 117,656 shares outstanding at December 31, 2000, and 109,343 shares outstanding at December 31, 1999)	1,191	1,108
Capital in excess of par value	871,078	660,936
Retained earnings	918,016	782,588
Accumulated other comprehensive income	(34,823)	(1,681)
Treasury stock, at cost (1,418 shares at December 31, 2000, and 1,420 shares at December 31, 1999)	(38,940)	(38,997)
Total Common Stock Equity	1,716,522	1,403,954
Total Liabilities and Stockholders' Equity	$7,003,633	$3,773,171

The notes on pages 34 through 51 are an integral part of the financial statements.

Energy East Corporation
Consolidated Statements of Cash Flows
Year Ended December 31	2000	1999	1998
		(Thousands)
Operating Activities
Net income	$235,034	$218,751	$194,205
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	165,524	648,970	191,462
Income taxes and investment tax credits deferred, net	27,097	(432,774)	38,749
Gain on sale of generation assets	-	(674,572)	-
Writeoff of Nine Mile Point 2	-	72,532	-
Pension income	(65,659)	(77,559)	(35,814)
Extraordinary loss, net of tax	1,645	17,566	-
Changes in current operating assets and liabilities
Accounts receivable	(87,301)	(8,671)	40,296
Inventory	(13,376)	58,504	2,584
Accounts payable and accrued liabilities	(4,076)	17,195	(8,399)
Taxes accrued	668	14,145	(5,559)
Other, net	(31,658)	14,585	39,734
Net Cash Provided by (Used in) Operating Activities	227,898	(131,328)	457,258
Investing Activities
Sale of generation assets	-	1,850,000	-
Acquisitions, net of cash acquired	(1,442,717)	-	-
Utility plant additions	(155,704)	(69,853)	(129,049)
Temporary investments, net	917,318	(760,996)	-
Other property and investments	8,711	(24,664)	19,070
Other	(12,741)	2,560	5,691
Net Cash (Used in) Provided by Investing Activities	(685,133)	997,047	(104,288)
Financing Activities
Repurchase of common stock	(163,493)	(396,915)	(177,243)
Treasury stock acquired, net	-	(31,373)	(7,611)
Repayments of first mortgage bonds and preferred stock of subsidiaries, including net premiums	(134,947)	(329,719)	(60,600)
Long-term note issuances	601,114	10,185	17,000
Long-term note retirements	(21,346)	(35,374)	(4,429)
Notes payable, net	191,946	84,940	20,300
Dividends on common stock	(99,606)	(98,725)	(100,487)
Net Cash Provided by (Used in) Financing Activities	373,668	(796,981)	(313,070)
Net (Decrease) Increase in Cash and Cash Equivalents	(83,567)	68,738	39,900
Cash and Cash Equivalents, Beginning of Year	116,806	48,068	8,168
Cash and Cash Equivalents, End of Year	33,239	$116,806	$48,068

The notes on pages 34 through 51 are an integral part of the financial statements.

Energy East Corporation
Consolidated Statements of Changes in Common Stock Equity
(Thousands, except per share amounts)	Common Stock Outstanding (1) Shares Amount		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, January 1, 1998	135,017	$462,250	$811,648	$568,844	-	$(39,447)	$1,803,295
Net income				194,205			194,205
Common stock dividends declared ($.78 per share)				(100,487)			(100,487)
Common stock repurchased	(8,850)	(20,015)	(157,228)				(177,243)
Treasury stock transactions, net	(273)	(12,192)	(27,235)			31,836	(7,591)
Change in par value of common stock		(429,412)	429,412				-
Amortization of capital stock issue expense			1,307				1,307
Balance, December 31, 1998	125,894	631	1,057,904	662,562	-	(7,611)	1,713,486
Net income				218,751			218,751
Other comprehensive income, net of tax					$(1,681)		(1,681)
Comprehensive income							217,070
Common stock dividends declared ($.84 per share)				(98,725)			(98,725)
Two-for-one stock split		598	(598)				-
Common stock repurchased	(15,324)	(121)	(396,794)				(396,915)
Treasury stock transactions, net	(1,227)		13			(31,386)	(31,373)
Amortization of capital stock issue expense			411				411
Balance, December 31, 1999	109,343	1,108	660,936	782,588	(1,681)	(38,997)	1,403,954
Net income				235,034			235,034
Other comprehensive income, net of tax					(33,142)		(33,142)
Comprehensive income							201,892
Common stock dividends declared ($.88 per share)				(99,606)			(99,606)
Common stock issued - merger transactions	16,269	163	373,545				373,708
Common stock repurchased	(7,958)	(80)	(163,413)				(163,493)
Treasury stock transactions, net	2		(8)			57	49
Amortization of capital stock issue expense			18				18
Balance, December 31, 2000	117,656	$1,191	$871,078	$918,016	$(34,823)	$(38,940)	$1,716,522

(1) Par value of $.01 at December 31, 2000, 1999 and 1998, and $6.66 2/3 at January 1, 1998.

The notes on pages 34 through 51 are an integral part of the financial statements.

Notes to Consolidated Financial Statements

Note 1. Significant Accounting Policies

Principles of consolidation: These financial statements consolidate the company's majority-owned subsidiaries after eliminating intercompany transactions.

Depreciation and amortization: The company determines depreciation expense substantially using straight-line rates, based on the average service lives of groups of depreciable property in service at each operating company. The company's depreciation accruals were equivalent to 3.1% of average depreciable property for 2000, which was weighted for the effect of the mergers completed in September 2000, and 3.4% for 1999 and 1998. Amortization expense includes the amortization of certain regulatory assets and the accelerated amortization of NMP2 in 1999 as authorized by the NYPSC.

Revenue recognition: The company recognizes revenues upon delivery of energy and energy-related products and services to its customers.

Accounts receivable: NYSEG has an agreement that expires in November 2002 to sell, with limited recourse, undivided percentage interests in certain of its accounts receivable from customers. The agreement allows NYSEG to receive up to $152 million from the sale of such interests. At December 31, 2000 and 1999, accounts receivable on the consolidated balance sheets are shown net of $152 million of interests in accounts receivable sold. All fees related to the sale of accounts receivable are included in other income and deductions on the consolidated statements of income and amounted to approximately $10 million in 2000 and $9 million in 1999 and 1998.

Accounts receivable on the consolidated balance sheets are also shown net of an allowance for doubtful accounts of $19 million at December 31, 2000, and $7 million at December 31, 1999. Bad debt expense was $24 million in 2000, $12 million in 1999 and $18 million in 1998.

Temporary investments: The company has temporary investments in various securities, including money markets, cash equivalents and debt instruments, that are classified as available-for-sale. The temporary investments have various maturity dates ranging from less than 30 days through November 2001. There were no unrealized gains or losses on the temporary investments at December 31, 2000, and unrealized losses, net of taxes, of $1 million at December 31, 1999.

Income taxes: The company files a consolidated federal income tax return. Deferred income taxes reflect the effect of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and the amount recognized for tax purposes. Investment tax credits (ITC) are amortized over the estimated lives of the related assets.

Utility plant: The company charges repairs and minor replacements to operating expense accounts, and capitalizes renewals and betterments, including certain indirect costs. The original cost of utility plant retired or otherwise disposed of and the cost of removal less salvage are charged to accumulated depreciation.

Goodwill: The excess of the cost over fair value of net assets of purchased businesses is recorded as goodwill and is amortized on a straight-line basis over four to 40 years. The company continually evaluates the carrying value of goodwill and any impairments would be recognized when the expected future operating cash flows derived from such goodwill is less than its carrying value.

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

Unfunded future income taxes and deferred income taxes are amortized as the related temporary differences reverse. Unamortized loss on debt reacquisitions is amortized over the lives of the related debt issues. Nuclear plant obligations, demand-side management program costs, gain on sale of generation assets, other regulatory assets and other regulatory liabilities are amortized over various periods in accordance with the company's current rate agreements. The company earns a return on substantially all regulatory assets for which funds have been spent.

Consolidated statements of cash flows: The company considers all highly liquid investments with a maturity date of three months or less when acquired to be cash equivalents. Those investments are included in cash and cash equivalents on the consolidated balance sheets.
Supplemental Disclosure of Cash Flows Information	2000	1999	1998
Cash paid during the year ended December 31:	(Thousands)
Interest, net of amounts capitalized	$132,009	$122,578	$119,413
Income taxes (1999 includes $548,201 related to gain on sale of generation assets)	$154,108	$646,715	$97,199
Acquisitions:
Fair value of assets acquired	$2,526,971	-	-
Liabilities assumed	(689,180)	-	-
Common stock issued	(373,708)	-	-
Cash acquired	(21,366)	-	-
Net cash paid for acquisitions	$1,442,717	-	-

Statement 133: The FASB issued Statement 133 in June 1998, which was amended in later FASB pronouncements. Statement 133 establishes standards for the accounting and reporting for derivative instruments and for hedging activities. Statement 133 requires that all derivatives be recognized as either assets or liabilities on a company's balance sheet at their fair value. The company adopted Statement 133 as of January 1, 2001.

Substantially all of the company's derivative instruments will receive hedge accounting treatment under Statement 133. The transition adjustment for the company's derivative instruments, as of January 1, 2001, affected both Other Comprehensive Income and Net Income. The amount of the transition adjustment recorded in Other Comprehensive Income was a gain of approximately $58 million and the amount of the transition adjustment recorded in Net Income was a gain of less than $1 million. Based on the company's current risk management strategies, this adoption is not expected to have a material effect on its financial position or results of operations. Fair value adjustments could change based on guidance received from the Derivatives Implementation Group, which was appointed by the FASB to identify implementation issues and develop recommendations.

Risk management: The company uses natural gas futures and options contracts to manage its exposure to fluctuations in natural gas commodity prices. Such contracts allow the company to fix margins on sales of natural gas generally expected to occur in 2001. The cost or benefit of natural gas futures and options contracts is included in the commodity cost when the related sales commitments are fulfilled. At December 31, 2000, the company held natural gas futures and options contracts for 11 million dekatherms of natural gas, at an average price of $4.95 per dekatherm, through March 2002.

The company uses electricity contracts, both physical and financial, to manage against fluctuations in the cost of electricity. The contracts allow the company to fix margins on the majority of its retail electricity sales. The cost or benefit of electricity contracts is included in the amount expensed for electricity purchased when the electricity is sold. At December 31, 2000, the company held financial contracts for 8.8 million megawatt-hours, at an average price of $31.50 per megawatt-hour, through April 2003.

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

Reclassifications: Certain amounts have been reclassified on the consolidated financial statements to conform with the 2000 presentation.

Note 2. Acquisitions of Connecticut Energy, CMP Group, CTG Resources and Berkshire Energy

The company completed the four merger agreements it entered into during 1999. Its merger with CNE was completed on February 8, 2000, and its mergers with CMP Group, CTG Resources and Berkshire Energy were completed on September 1, 2000.

The four transactions were accounted for using the purchase method. The company's consolidated financial statements include CNE's results beginning with February 2000 and include CMP Group's, CTG Resources' and Berkshire Energy's results beginning with September 2000. In each transaction the purchase price was allocated to the assets acquired and liabilities assumed based on values on the date of purchase. The cost in excess of the fair value of the net assets acquired in each transaction was recorded as goodwill and will be amortized on a straight-line basis over the estimated useful life. The useful life is determined based on the individual characteristics of each acquired company and the lives range from four to 40 years. Goodwill may be adjusted over the 12 months following the mergers as actual amounts for estimated liabilities become known.

The following pro forma information for the company for the years ended December 31, 2000 and 1999, which is based on unaudited data, gives effect to the company's four mergers as if they had been completed January 1, 1999. This information does not reflect future revenues or cost savings that may result from the mergers and is not indicative of actual results of operations had the mergers occurred at the beginning of the periods presented or of results that may occur in the future.
Year Ended December 30	2000	1999
	(Thousands, except per share amounts)
Revenues	$3,912,475	$3,850,850
Net income	$253,718	$232,619
Earnings per share of common stock	$2.11	$1.75

Pro forma adjustments reflected in the amounts presented above include: (1) adjusting the four merged companies' non-utility assets to fair value based on an independent appraisal, (2) amortization of goodwill, (3) elimination of merger costs, (4) adjustments for estimated tax effects of the above adjustments, (5) lower investment income due to the sale of temporary investments to complete the mergers and (6) interest expense due to the issuance of merger-related debt.

Connecticut Energy: CNE is engaged in the retail distribution of natural gas in Connecticut through its wholly-owned subsidiary, SCG. Under the merger agreement 50% of the CNE common stock (5.2 million shares) was converted into 9.4 million shares of Energy East common stock, and 50% of the CNE common stock was exchanged for $218 million in cash, which was $42.00 per CNE share. The purchase price was $436 million, which included $3 million of merger-related costs. The company assumed $149 million of CNE long-term debt. The company also assumed a liability of $46 million for costs associated with change in control provisions, employment agreements and a workforce management plan, of which $19 million remained on the balance sheet at December 31, 2000. The goodwill recorded was $285 million.

CMP Group: CMP Group's principal operating subsidiary, CMP, is primarily engaged in transmitting and distributing electricity generated by others to retail customers. The company acquired all of the CMP Group common stock, 32.4 million shares, for $29.50 per share in cash. The purchase price was $969 million, which included $12 million of merger-related costs. The company assumed $293 million of CMP Group preferred stock and long-term debt. The company also assumed a liability of $42 million for costs associated with change in control provisions, employment agreements, a workforce management plan and a regulatory liability, of which $38 million remained on the balance sheet at December 31, 2000. The goodwill recorded was $355 million.

CTG Resources: CTG Resources is the parent of CNG, a regulated natural gas distribution company. Under the merger agreement, 45% of the CTG Resources common stock (3.9 million shares) was converted into 6.8 million shares of Energy East common stock, and 55% of the CTG Resources common stock was exchanged for $193 million in cash, valued at $41.00 per CTG Resources share. The purchase price was $358 million, which included $7 million of merger-related costs. The company assumed $220 million of CTG Resources long-term debt and preferred stock. The company also assumed a liability of $31 million for costs associated with change in control provisions, employment agreements and a workforce management plan, of which $21 million remained on the balance sheet at December 31, 2000. The goodwill recorded was $241 million.

Berkshire Energy Resources: Berkshire Energy's wholly-owned subsidiary, Berkshire Gas, is a regulated local natural gas distribution company that operates in western Massachusetts. The company acquired all of the Berkshire Energy common stock, 2.5 million shares, for $38.00 per share in cash. The purchase price was $97 million, which included $1 million of merger-related costs. The company assumed $40 million of Berkshire Energy preferred stock and long-term debt. The company also assumed a liability of $7 million for costs associated with change in control provisions, employment agreements and a workforce management plan, of which $4 million remained on the balance sheet at December 31, 2000. The goodwill recorded was $72 million.

Note 3. Income Taxes
Year ended December 31	2000	1999	1998
		(Thousands)
Current	$129,220	$662,512	$98,662
Deferred, net Accelerated depreciation	628	(379,422)	20,684
Pension benefits	24,051	37,311	12,410
Statement 106 postretirement benefits	(11,417)	(6,618)	(6,973)
Demand-side management	(8,335)	(4,300)	-
Miscellaneous	23,676	(5,505)	17,281
ITC	(2,262)	(83,187)	(4,653)
Total	155,561	220,791	137,411
Less amount classified as extraordinary item	(1,121)	(9,458)	-
Total Before Extraordinary Item	$156,682	$230,249	$137,411

The company's effective tax rate differed from the statutory rate of 35% due to the following:
Year ended December 31	2000	1999	1998
		(Thousands)
Tax expense at statutory rate	$137,045	$154,787	$119,069
Depreciation not normalized	5,722	123,435	16,776
ITC amortization	(2,262)	(77,919)	(6,354)
State taxes, net of federal benefit	21,386	10,241	153
Other, net	(6,330)	10,247	7,767
Total	155,561	220,791	137,411
Less amount classified as extraordinary item	(1,121)	(9,458)	-
Total Before Extraordinary Item	$156,682	$230,249	$137,411

In 1999 the increases in depreciation not normalized and ITC amortization were the result of the sale of coal-fired generation assets and the writeoff of NMP2. (See Note 9. Sale of Coal-fired Generation Assets and Note 10. Jointly-Owned Generation Assets.)

The company's deferred tax assets and liabilities consisted of the following:
December 31	2000	1999
	(Thousands)
Current Deferred Tax Assets	$5,007	$3,774
Noncurrent Deferred Tax Liabilities
Depreciation	$476,402	$239,089
Unfunded future income taxes	75,473	13,024
Accumulated deferred ITC	40,213	26,800
Future income tax benefit - ITC	(9,241)	(9,558)
Deferred generation plant sale	(94,181)	-
Pension benefits	67,064	53,497
Other	68,659	13,291
Total Noncurrent Deferred Tax Liabilities	624,389	336,143
Valuation allowance	-	1,191
Less amounts classified as regulatory liabilities
Deferred income taxes	91,421	58,923
Deferred income taxes, unfunded future income taxes	75,473	13,024
Noncurrent Deferred Income Taxes	$457,495	$265,387

Note 4. Bank Loans and Other Borrowings

The company and its subsidiaries have credit agreements with various expiration dates and pay fees in lieu of compensating balances in connection with the credit agreements. The agreements provided for maximum borrowings of $724 million at December 31, 2000, and $200 million at December 31, 1999.

The company and its subsidiaries use short-term, unsecured notes and drawings on their credit agreements (see above) to finance certain refundings and for other corporate purposes. There was $419 million of such short-term debt outstanding at December 31, 2000, and $163 million outstanding at December 31, 1999. The weighted average interest rate on short-term debt was 7.7% at December 31, 2000, and 7.2% at December 31, 1999.

Note 5. Long-term Debt

At December 31, 2000 and 1999, the company's consolidated long-term debt was:
	Maturity Dates	Interest Rates	Amount 2000 1999
			(Thousands)
First mortgage bonds (1)	2002 to 2023	6 3/4% to 10.06%	$612,340	$596,000
Pollution control notes - fixed	2006 to 2034	5.7% to 6.15%	306,000	306,000
Pollution control notes - variable	2014 to 2029	4.01% to 7.38%	326,500	307,000
Various long-term debt	2001 to 2030	4.2% to 10.48%	809,523	26,246
Putable asset term securities (2)	2033	7.75%	300,000	-
Obligations under capital leases			39,501	7,347
Unamortized premium and discount on debt, net			(21,765)	(4,898)
			2,372,099	1,237,695
Less debt due within one year - included in current liabilities			25,285	2,606
Total			$2,346,814	$1,235,089

At December 31, 2000, long-term debt, including sinking fund obligations, and capital lease payments (in thousands) that will become due during the next five years are:
2001	2002	2003	2004	2005
$25,285	$234,052	$79,856	$37,103	$60,360

(1) Substantially all of the company's utility plant is subject to liens or mortgages securing its subsidiaries' first mortgage bonds. In December 2000 NYSEG purchased $9.7 million of 9 7/8% Series first mortgage bonds due May 1, 2020, and $15 million of 9 7/8% Series first mortgage bonds due November 1, 2020. Those transactions resulted in an after-tax extraordinary loss on early extinguishment of debt of $2 million, or one cent per share. The 1999 after-tax extraordinary loss on early extinguishment of debt was $18 million, or 15 cents per share.

(2) The Putable Asset Term Securities bear interest at 7.75% until November 15, 2003, and then, as provided by an agreement, will either be redeemed by the company or will bear interest at a fixed or floating rate until November 15, 2033, unless extended to November 15, 2034.

Note 6. Preferred Stock of Subsidiaries

All of the company's consolidated preferred stock at December 31, 2000 and 1999, was issued by its subsidiaries.
Series	Par Value Per Share	Redemption Price Per Share	Shares Authorized and Outstanding(1)	Amount 2000 1999
				(Thousands)
Redeemable solely at the option of the subsidiaries:
3.50%	$100	$101.00	220,000	$22,000	-
3.75%	100	104.00	78,379	7,838	$7,838
4.15% (1954)	100	102.00	4,317	432	432
4.40%	100	102.00	7,093	709	709
4 1/2% (1949)	100	103.75	11,800	1,180	1,180
4.60%	100	101.00	30,000	3,000	-
4.75%	100	101.00	50,000	5,000	-
4.80%	100	100.00	3,003	300	-
5.25%	100	102.00	50,000	5,000	-
6.00%	100	-	5,180	518	-
6.00%	100	110.00	4,588	459	-
8.00%	3.125	-	122,034	381	-
Preferred stock issuance costs				(3,493)	-
Total				$43,324	$10,159

(1) At December 31, 2000, the company and its subsidiaries had 14,510,905 shares of $100 par value preferred stock, 12,800,000 shares of $25 par value preferred stock, 775,472 shares of $3.125 par value preferred stock, 600,000 shares of $1 par value preferred stock, 10,000,000 shares of $.01 par value preferred stock, 1,000,000 shares of $100 par value preference stock and 1,000,000 shares of $1 par value preference stock authorized but unissued.

The company's subsidiaries redeemed or purchased the following amounts of preferred stock during the period 1998 through 2000:

Subsidiary Company	Date	Series	Amount
NYSEG:	July 1, 1998	6.48%	$30 million *
	February 1, 1999	7.40%	$25 million *
	April 1, 1999	3.75%	$7.2 million **
	April 1, 1999	4 1/2% (1949)	$2.8 million **
	April 1, 1999	4.15%	$1.4 million **
	April 1, 1999	4.40%	$4.8 million **
	April 1, 1999	4.15% (1954)	$3.1 million **
	December 10, 1999	6.30%	$25 million *
CMP	October 1, 2000	7.999%	$9.9 million *
CNG	September 26, 2000	8.00%	$3,250 *

* Redeemed    ** Purchased, at a discount

Note 7. Commitments

Capital spending: The company has commitments in connection with its capital spending program. Capital spending, including nuclear fuel is projected to be $226 million in 2001 and is expected to be paid for with internally generated funds. The program is subject to periodic review and revision. The company's capital spending will be primarily for the extension of energy delivery service, necessary improvements to existing facilities and compliance with environmental requirements.

Non-utility generator power purchase contracts: NYSEG and CMP (since the September 1 merger) together expensed approximately $439 million for NUG power in 2000. NYSEG expensed $354 million in 1999 and $326 million in 1998 for NUG power. NYSEG and CMP estimate that their NUG power purchases will total $619 million in 2001, $646 million in 2002 and $658 million in 2003.

Note 8. Accumulated Other Comprehensive Income
	Foreign Currency Translation Adjustment	Net Unrealized Gain (Loss) on Investments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
		(Thousands)
Balance, December 31, 1998	-	-	-	-
Before-tax amount	$(93)	$(1,588)	-	$(1,681)
Tax (expense) benefit	-	-	-	-
Balance, December 31, 1999	(93)	(1,588)	-	(1,681)
Before-tax amount	7	(56,323)	(969)	(57,285)
Tax (expense) benefit		23,804	339	24,143
Balance, December 31, 2000	$(86)	$(34,107)	$(630)	$(34,823)

Note 9. Sale of Coal-fired Generation Assets

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

The proceeds from the sale of those assets - net of taxes and transaction costs - in excess of the net book value of the generation assets, less funded deferred taxes, were used to write down NYSEG's 18% investment in NMP2 by $380 million. This treatment is in accordance with NYSEG's restructuring plan approved by the NYPSC in January 1998. NYSEG wrote down its investment by an additional $106 million due to the required writeoff of funded deferred taxes related to NMP2. These writedowns are reflected in depreciation and amortization on the 1999 consolidated statement of income. (See Note 10. Jointly-Owned Generation Assets.)

Note 10. Jointly-Owned Generation Assets

NYSEG: NYSEG has an 18% interest in the output and costs of NMP2. NYSEG's 18% share of the rated capability is 210 megawatts and its 18% share of operating expenses is included in various categories on the consolidated statements of income.

In 1999 the majority of NYSEG's investment in NMP2 was recovered through a gain on the sale of the company's coal-fired generation assets. The remaining balance was written off pursuant to Statement of Financial Accounting Standards No. 121.

Sale of NMP2: On December 12, 2000, Constellation Nuclear was announced as the successful bidder in the sale of 82% of the interest in NMP2, including NYSEG's 18% share. NYSEG will receive $64 million at closing and five annual principal and interest payments totaling $85 million for its share of NMP2. The NRC, FERC, NYPSC and other regulatory bodies must approve the sale on terms acceptable to the sellers. The transaction is expected to close in mid-2001.

The sellers' pre-existing decommissioning funds will be transferred to Constellation, which will take responsibility for all future decommissioning funding.

CMP: CMP has ownership interests in five nuclear generating facilities in New England. The largest is a 38% interest in Maine Yankee Atomic Power Company. CMP also owns a 9.5% interest in Yankee Atomic Electric Company, a 6% interest in Connecticut Yankee Atomic Power Company, and a 4% interest in Vermont Yankee Nuclear Power Corporation. In addition to the four Yankee companies, pursuant to a joint-ownership agreement, CMP has a 2.5% direct ownership interest in the Millstone 3 nuclear unit. Maine Yankee, Yankee Atomic, and Connecticut Yankee have been permanently shut down. Yankee Atomic has been decommissioned and Maine Yankee and Connecticut Yankee are in the process of being decommissioned. CMP is in the process of selling its interest in Vermont Yankee, an operating unit, pending regulatory approvals. CMP has agreed to sell its interest in Millstone 3. The sale has been approved by the DPUC and, subject to remaining regulatory approvals, is expected to close in mid-2001.

Cayuga Energy, Inc.: Cayuga Energy, Inc. owns an 85% interest in South Glens Falls Energy, LLC, the owner of a 63 megawatt natural gas-fired combined cycle generating station operating as an exempt wholesale generator.

Nuclear insurance: The Price-Anderson Act is a federal statute providing, among other things, a limit on the maximum liability for damages resulting from a nuclear incident. The public liability limit for a nuclear incident is approximately $8.9 billion. Should losses stemming from a nuclear incident exceed the commercially available public liability insurance, each licensee of a nuclear facility would be liable for up to $84 million per incident, payable at a rate not to exceed $10 million per year. The $84 million assessment is subject to periodic inflation indexing and a 5% surcharge should funds prove insufficient to pay claims associated with a nuclear incident.

The company's maximum liability for its interests in NMP2, the Yankee companies and the Millstone 3 nuclear unit would be approximately $21 million per incident. The Price-Anderson Act also requires indemnification for precautionary evacuations whether or not a nuclear incident actually occurs.

In addition to the insurance required by the Price-Anderson Act, the nuclear generating facilities carry additional nuclear property damage insurance. Property insurance is obtained through the Nuclear Insurance Pools and Nuclear Electric Insurance Limited and other commercial sources.

Nuclear plant decommissioning costs: The company's estimated liability for decommissioning its various interests in the jointly-owned nuclear plants is $380 million in 2001 dollars. The company's current share of these costs is being recovered through electric rates.

Note 11. Environmental Liability

From time to time environmental laws, regulations and compliance programs may require changes in the company's operations and facilities and may increase the cost of electric and natural gas service.

The U.S. Environmental Protection Agency and various state environmental agencies, as appropriate, notified the company that it is among the potentially responsible parties who may be liable for costs incurred to remediate certain hazardous substances at 15 waste sites, including six sites that were added in connection with the merger transactions completed in 2000. The 15 sites do not include sites where gas was manufactured in the past, which are discussed below. With respect to the 15 sites, seven sites are included in the New York State Registry of Inactive Hazardous Waste Disposal Sites, four are included in Maine's Uncontrolled Sites Program, one is included on the Massachusetts Non-Priority Confirmed Disposal Site list and six of the sites are also included on the National Priorities list.

Any liability may be joint and several for certain of those sites. The company has recorded an estimated liability of $2 million related to 12 of the 15 sites. The ultimate cost to remediate the sites may be significantly more than the estimated amount. Factors affecting the estimated remediation amount include the remedial action plan selected, the extent of site contamination and the portion attributed to the company.

The company has a program to investigate and perform necessary remediation at its 52 sites where gas was manufactured in the past. Those sites include 14 sites that were added in connection with the merger transactions completed in 2000. Eight sites are included in the New York State Registry, four sites are part of Maine's Voluntary Response Action Program and three of those four sites are part of Maine's Uncontrolled Sites Program, three sites are included in the Connecticut Inventory of Hazardous Waste Sites, and three sites are on the Massachusetts Department of Environmental Protection's list of confirmed disposal sites. The company has entered into consent orders with various environmental agencies to investigate and, where necessary, remediate 38 of its 52 sites.

The company's estimate for all costs related to investigation and remediation of its 52 sites ranges from $88 million to $200 million at December 31, 2000. The estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial action, changes in technology relating to remedial alternatives and changes to current laws and regulations.

The liability to investigate and perform remediation, as necessary, at the known inactive gas manufacturing sites, reflected on the company's consolidated balance sheets was $88 million at December 31, 2000, and $77 million at December 31, 1999. The company recorded a corresponding regulatory asset, net of insurance recoveries, since it expects to recover the net costs in rates.

Note 12. Fair Value of Financial Instruments

The carrying amounts and estimated fair values of some of the company's financial instruments included on its consolidated balance sheets are shown in the following table. The fair values are based on the quoted market prices for the same or similar issues of the same remaining maturities.
December 31	2000	2000	1999	1999
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Thousands)
Investments - classified as available-for-sale	$77,128	$77,279	$31,587	$31,742
First mortgage bonds	$608,134	$618,248	$591,102	$610,756
Pollution control notes - fixed	$306,000	$313,780	$306,000	$302,374
Pollution control notes - variable	$326,500	$326,500	$307,000	$306,605
Various long term debt	$795,296	$836,201	$26,246	$26,246
Putable asset term securities	$296,668	$327,058	-	-

The carrying amounts for cash and cash equivalents, temporary investments, notes payable and interest accrued approximate their estimated fair values. The company's $90 million investment in NEON Communications, Inc. is classified as av ailable-for-sale, accounted for by the cost method and carried at its fair value of $29 million, with changes recognized in other comprehensive income.

Special deposits may include restricted funds set aside as collateral for first mortgage bonds. The carrying amount approximates fair value because the special deposits have been invested in securities that mature within one year.

Note 13. Stock-Based Compensation

The company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to account for its stock-based compensation plans. Compensation expense would have been the same in 2000, 1999, and 1998 had it been determined consistent with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

The company may grant options and stock appreciation rights (SARs) to senior management and certain other key employees under its stock option plan. Options granted in 1998 vest over three years, those granted in 1999 vest over either two-year or three-year periods, and those granted in 2000 vest over either one-year or two-year periods, subject to, with certain exceptions, continuous employment. All options expire 10 years after the grant date. Of the 10 million shares authorized at December 31, 2000, and the 6.6 million shares authorized at December 31, 1999, unoptioned shares totaled 6.2 million at December 31, 2000, and 3.6 million at December 31, 1999.

During 2000 1,070,597 options/SARs were granted with a weighted-average exercise price of $23.06. 2,797 options with a weighted-average exercise price of $16.43 and 107,731 SARs with a weighted-average exercise price of $17.56 were exercised in 2000. 312,548 options/SARs with an exercise price of $23.99 were forfeited in 2000. The 2,925,379 options/SARs outstanding at December 31, 2000, had a weighted-average exercise price of $22.15. Of those outstanding at December 31, 2000, 197,309 options/SARs with exercise prices ranging from $10.88 to $14.69 and a weighted-average remaining life of six years had a weighted-average exercise price of $10.88 and 2,728,070 options/SARs with exercise prices ranging from $17.94 to $28.72 and a weighted-average remaining life of eight years had a weighted-average exercise price of $22.97. Of those exercisable at December 31, 2000, 197,309 options/SARs with exercise prices ranging from $10.88 to $14.69 had a weighted-average price of $10.88 and 1,470,287 options/SARs with exercise prices ranging from $17.94 to $28.72 had a weighted-average exercise price of $22.98.

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

The company recorded compensation expense (benefit) for options/SARs of $(1) million in 2000, $(5) million in 1999 and $9 million in 1998.

The company's Long-term Executive Incentive Share Plan provides participants cash awards if certain shareholder return criteria are achieved. There were 140,782 performance shares outstanding at December 31, 2000, and 178,588 outstanding at December 31, 1999. Compensation expense was $1 million for 2000 and 1999.

Note 14. Retirement Benefits
	Pension Benefits		Postretirement Benefits
	2000	1999	2000	1999
		(Thousands)
Change in projected benefit obligation
Benefit obligation at January 1	$773,086	$803,281	$256,983	$269,452
Service cost	20,979	19,083	7,031	6,291
Interest cost	70,486	52,325	24,213	17,132
Plan amendments	7,364	-	(40,152)	-
Actuarial loss (gain)	66,518	(44,528)	23,614	(15,000)
Business combination	354,510	-	138,353	-
Curtailment	-	(19,577)	-	-
Settlement	-	-	-	(11,023)
Benefits paid	(50,174)	(37,497)	(14,185)	(9,869)
Projected benefit obligation at December 31	$1,242,769	$773,087	$395,857	$256,983
Change in plan assets
Fair value of plan assets at January 1	$1,387,690	$1,296,526	-	-
Actual return on plan assets	137,402	128,661	$(1,571)	-
Employer contributions	-	-	12,323	-
Business combination	451,865	-	43,717	-
Actual expense paid	(878)	-	(58)	-
Benefits paid	(50,174)	(37,497)	(14,185)	-
Fair value of plan assets at December 31	$1,925,905	$1,387,690	$40,226	-
Funded status	$683,136	$614,603	$(355,631)	$(256,983)
Unrecognized net actuarial gain	(337,464)	(431,333)	6,409	(23,023)
Unrecognized prior service cost	27,311	21,654	(40,152)	-
Unrecognized net transition (asset) obligation	(22,945)	(30,183)	109,510	118,636
Prepaid (accrued) benefit cost	$350,038	$174,741	$(279,864)	$(161,370)

The company's sale of generation assets in 1999 resulted in a curtailment gain and a settlement gain, which were the result of the termination of certain generation employees. The curtailment gain reduced the expected years of future service under the pension benefit plan and the settlement gain reduced the postretirement benefit obligation.

CNE's, CMP Group's and CTG Resources' postretirement benefits were funded as of December 31, 2000.

	Pension Benefits 2000 1999		Postretirement Benefits 2000 1999
Weighted-average assumptions as of December 31
Discount rate	7.25%	7.5%	7.25%	7.5%
Expected return on plan assets	9.0%	8.5%	N/A	N/A
Rate of compensation increase	4.0%	4.0%	N/A	N/A

The company assumed a 7% annual rate of increase in the costs of covered health care benefits for 2000 that gradually decreases to 5% by the year 2003.
	Pension Benefits			Postretirement Benefits
	2000	1999	1998	2000	1999	1998
			(Thousands)
Components of net periodic benefit cost
Service cost	$20,979	$19,083	$19,500	$7,031	$6,291	$6,283
Interest cost	70,486	52,325	51,556	24,213	17,132	16,606
Expected return on plan assets	(123,772)	(100,195)	(84,007)	(1,559)	-	-
Amortization of prior service cost	1,706	1,833	2,016	-	-	-
Recognized net actuarial gain	(40,103)	(37,442)	(26,384)	(2,630)	(3,771)	(4,865)
Amortization of transition (asset) obligation	(7,238)	(7,238)	(7,238)	9,126	9,527	10,330
Deferral for future recovery	-	-	-	(5,395)	(4,377)	(9,600)
Curtailment charge (credit)	-	(16,773)	-	-	15,402	-
Settlement charge (credit)	-	-	-	-	(11,023)	-
Net periodic benefit cost	$(77,942)	$(88,407)	$(44,557)	$30,786	$29,181	$18,754

The net periodic benefit cost for postretirement benefits represents the cost the company charged to expense for providing health care benefits to retirees and their eligible dependents. The amount of postretirement benefit cost deferred was $75  million, including the effect of the mergers, as of December 31, 2000, and $8 million as of December 31, 1999. The company expects to recover any deferred postretirement costs by 2012. The transition obligation for postretirement benefits is being amortized over a period of 20 years.

A 1% increase or decrease in the health care cost inflation rate from assumed rates would have the following effects:
	1% Increase	1% Decrease
Effect on total of service and interest cost components	$6 million	$(5 million)
Effect on postretirement benefit obligation	$38 million	$(33 million)

Note 15. Segment Information

Selected financial information for the company's business segments is presented in the following table. The company's electric delivery business segment consists of its regulated electricity transmission, distribution and generation operations in New York and Maine and its natural gas delivery business segment consists of its regulated natural gas transportation, storage and distribution operations in New York, Connecticut, Maine and Massachusetts. Other includes: the company's corporate assets, liabilities, interest costs and operating expenses; intersegment eliminations; and non-utility businesses.
Year	Electric Delivery	Natural Gas Delivery	Other	Total
		(Thousands)
2000
Operating Revenues	$2,023,610	$772,131	$163,779	$2,959,520
Depreciation and Amortization	$105,067	$49,769	$10,688	$165,524
Operating Income	$482,657	$72,729	$(41,465) *	$513,921
Interest Charges, Net	$105,826	$41,229	$5,448	$152,503
Income Taxes	$147,454	$12,378	$(3,150)	$156,682
Income Before Extraordinary Item	$230,328	$15,920	$(9,569) *	$236,679
Extraordinary Loss, Net of Tax	$1,357	$288	-	$1,645
Net Income	$228,971	$15,632	$(9,569) *	$235,034
Total Assets	$4,204,365	$2,405,011	$394,257	$7,003,633
Capital Spending	$70,651	$68,170	$29,499	$168,320
1999
Operating Revenues	$1,889,318	$331,745	$57,545	$2,278,608
Depreciation and Amortization	$627,829	$17,674	$3,467	$648,970
Operating Income	$515,644	$62,194	$(15,255)	$562,583
Interest Charges, Net	$111,032	$17,579	$4,297	$132,908
Income Taxes	$209,639	$16,140	$4,470	$230,249
Income Before Extraordinary Item	$200,725	$27,833	$7,759	$236,317
Extraordinary Loss, Net of Tax	$15,124	$2,442	-	$17,566
Net Income	$185,601	$25,391	$7,759	$218,751
Total Assets	$2,306,572	$645,261	$821,338	$3,773,171
Capital Spending	$44,943	$28,682	$9,049	$82,674
1998
Operating Revenues	$2,159,869	$306,031	$33,668	$2,499,568
Depreciation and Amortization	$172,382	$15,887	$3,193	$191,462
Operating Income	$446,594	$39,242	$(12,606)	$473,230
Interest Charges, Net	$106,196	$17,718	$1,643	$125,557
Income Taxes	$133,346	$7,598	$(3,533)	$137,411
Net Income	$191,460	$10,982	$(8,237)	$194,205
Total Assets	$4,223,898	$602,916	$75,271	$4,902,085
Capital Spending	$96,987	$32,268	$8,095	$137,350

* Includes the effect of a non-recurring loss of $4 million from the sale of XENERGY, Inc.

Note 16. Quarterly Financial Information (Unaudited)
Quarter ended	March 31	June 30		September 30		December 31
	2000	2000		2000		2000
	(Thousands, except per share amounts)
Operating Revenues	$684,426	$571,919		$651,146		$1,052,029
Operating Income	$169,326	$98,116		$101,282		$145,197
Income Before Extraordinary Item	$93,327	$56,471		$33,349		$53,532
Extraordinary Loss, Net of Tax	-	-		-		$1,645
Net Income	$93,327	$56,471	(2)	$33,349	(3)	$51,887
Earnings Per Share, basic and diluted	$.83	$.50	(2)	$.30	(3)	$.44
Dividends Per Share	$.22	$.22		$.22		$.22
Average Common Shares Outstanding	112,777	113,397		112,812		117,950
Common Stock Price (1) High	$23.63	$22.94		$23.50		$22.63
Low	$18.81	$19.00		$17.94		$18.44
	1999	1999		1999		1999
Operating Revenues	$654,438	$507,927		$571,020		$545,223
Operating Income	$163,712	$205,400		$97,956		$95,515
Income Before Extraordinary Item	$87,036	$55,496		$46,881		$46,904
Extraordinary Loss, Net of Tax	-	-		-		$17,566
Net Income	$87,036	$55,496	(2)	$46,881		$29,338
Earnings Per Share, basic and diluted	$.71	$.48	(2)	$.41		$.26
Dividends Per Share	$.21	$.21		$.21		$.21
Average Common Shares Outstanding	122,939	116,623		114,204		111,647
Common Stock Price (1) High	$28.63	$28.12		$27.06		$25.75
Low	$24.56	$24.75		$22.62		$20.56

(1)  The company's common stock is listed on the New York Stock Exchange. The number of shareholders of record was 35,918 at December 31, 2000.

(2)  Includes the effects of non-recurring benefits in 2000 and 1999 from the sale of generation assets net of the writeoff of NMP2 that increased net income in 2000 by $8 million and earnings per share by 7 cents and increased net income in 1999 by $10 million and earnings per share by 9 cents.

(3)  Includes the effect of a non-recurring loss from the sale of XENERGY, Inc. that reduced net income by $4 million and earnings per share by 4 cents.

Note 17. Subsequent Event (Unaudited)

On February 20, 2001, the company announced that it had entered into a merger agreement with RGS Energy Group, Inc. under which all of the outstanding common stock of RGS Energy would be exchanged for a combination of cash and Energy East common stock valued at approximately $1.4 billion in the aggregate. The company will also assume approximately $1.0 billion of RGS Energy debt. RGS Energy will become a wholly-owned subsidiary of the company and the transaction will be accounted for under the purchase method of accounting.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors,
Energy East Corporation and Subsidiaries
Albany, New York

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 54 present fairly, in all material respects, the financial position of Energy East Corporation ("the Company") and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 55 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

New York, New York
January 26, 2001

ENERGY EAST CORPORATION

SCHEDULE II - Consolidated Valuation and Qualifying Accounts
(Thousands)

Years Ended December 31, 2000, 1999 and 1998
Classification	Beginning of Year	Additions	Write-offs (a)	Adjustments		End of Year
2000
Allowance for Doubtful Accounts - Accounts Receivable	$6,645	$21,240	$(20,365)	$11,261	(b)	$18,781	(c)
Deferred Tax Asset Valuation Allowance	$1,191	-	-	$(1,191)	(d)	-
1999
Allowance for Doubtful Accounts - Accounts Receivable	$9,279	$12,446	$(15,080)	-		$6,645	(c)
Deferred Tax Asset Valuation Allowance	$2,001	-	-	$(810)	(e)	$1,191
1998
Allowance for Doubtful Accounts - Accounts Receivable	$6,801	$17,517	$(15,039)	-		$9,279	(c)
Deferred Tax Asset Valuation Allowance	$1,611	$390	-	-		$2,001

(a)  Uncollectible accounts charged against the allowance, net of recoveries.
(b)  Includes $11,520 due to the mergers with CNE, CMP Group, CTG Resources and Berkshire Energy, and $(259) due to the sale of XENERGY, Inc.
(c)  Represents an estimate of the write-offs that will not be recovered in rates.
(d)  Due to the sale of XENERGY, Inc.
(e)  Reversal of Federal net operating loss.

Item  9.  Changes in and disagreements with accountants on accounting and financial disclosure - None

PART III

Item 10.  Directors and executive officers of the Registrant

Incorporated herein by reference to the information in Proposal 2 under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the company's Proxy Statement, which will be filed with the Commission on or before April 30, 2001. The information regarding executive officers is on pages 10 and 11 of this report.

Item 11.  Executive compensation

Incorporated herein by reference to the information in Proposal 2 under the captions "Stock Performance Graph," "Executive Compensation," "Employment, Change in Control and Other Arrangements," "Directors' Compensation" and "Report of Executive Compensation and Succession Committee" in the company's Proxy Statement, which will be filed with the Commission on or before April 30, 2001.

Item 12.  Security ownership of certain beneficial owners and management

Incorporated herein by reference to the information in Proposal 2 under the caption "Security Ownership of Management" in the company's Proxy Statement, which will be filed with the Commission on or before April 30, 2001.

Item 13.  Certain relationships and related transactions

Incorporated herein by reference to the information in Proposal 2 under the caption "Election of Directors" in the company's Proxy Statement, which will be filed with the Commission on or before April 30, 2001.

PART IV

Item 14.  Exhibits, financial statement schedule, and reports on Form 8-K
(a)  The following documents are filed as part of this report:
1. Financial statements Included in Part II of this report:
a)	Consolidated Balance Sheets as of December 31, 2000 and 1999
b)	For the three years ended December 31, 2000:
Consolidated Statements of Income
Consolidated Statements of Cash Flows
Consolidated Statements of Changes in Common Stock Equity
c)	Notes to Consolidated Financial Statements
d)	Report of Independent Accountants

2. Financial statement schedule Included in Part II of this report:
For the three years ended December 31, 2000
II. Consolidated Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted since they are not required, are inapplicable or the required information is presented in the Consolidated Financial Statements or notes thereto.

Exhibits

(a)(1)   The following exhibits are delivered with this report:
Exhibit No.
4-2 -

Second Supplemental Indenture between the Company and The Chase Manhattan Bank (now J.P. Morgan Chase), as Trustee, dated as of November 14, 2000 related to the Indenture between the Company and The Chase Manhattan Bank, as Trustee, dated as of August 31, 2000.

4-3 -

Third Supplemental Indenture between the Company and The Chase Manhattan Bank, as Trustee, dated as of November 14, 2000 related to the Indenture between the Company and The Chase Manhattan Bank, as Trustee, dated as of August 31, 2000.

(A)10-8 -	Annual Executive Incentive Plan.
(A)10-9 -	Annual Executive Incentive Plan Amendment No. 1.
(A)10-21 -	Form of Severance Agreement for Vice Presidents.
(A)10-22 -	Form of Employee Invention and Confidentiality Agreement.
(A)10-25 -	2000 Stock Option Plan Amendment No. 1.
(A)10-27 -	Award Agreement (February 2001) under the 2000 Stock Option Plan.
21 -	Subsidiaries.
23 -	Consent of PricewaterhouseCoopers LLP to incorporation by reference into certain registration statements.
99-1 -	Form 11-K for New York State Electric & Gas Corporation Tax Deferred Savings Plan for Salaried Employees.
99-2 -	Form 11-K for New York State Electric & Gas Corporation Tax Deferred Savings Plan for Hourly Paid Employees.
99-3 -	Form 11-K for Central Maine Power Company Savings And Investment Plan for Union Employees.
99-4 -	Form 11-K for Central Maine Power Company Savings And Investment Plan for Non-Union Employees.

(a)(2)    The following exhibits are incorporated herein by reference:
Exhibit No.	Filed in	As Exhibit No.
2-1 -	Agreement and Plan of Merger, dated as of April 23, 1999, by and among Connecticut Energy Corporation, the Company and Merger Co., as amended by the First Amendment to Agreement and Plan of Merger, dated as of July 15, 1999 - Registration No. 333-83437	2.1
2-2 -	Agreement and Plan of Merger, dated as of June 14, 1999, by and among CMP Group, Inc., the Company and EE Merger Corp. - Company's Current Report on Form 8-K dated June 14, 1999 - File No. 1-14766	2
2-3 -	Agreement and Plan of Merger, dated as of June 29, 1999, by and among CTG Resources, Inc., the Company and Oak Merger Co. - Company's Current Report on Form 8-K dated June 29, 1999 - File No. 1-14766	2
2-4 -	Agreement and Plan of Merger, dated as of November 9, 1999, by and among Berkshire Energy Resources, the Company and Mountain Merger LLC - Company's 10-Q for the quarter ended September 30, 1999 - File No. 1-14766	2
2-5 -	Agreement and Plan of Merger, dated as of February 16, 2001, by and among RGS Energy Group, Inc., the Company and Eagle Merger Corp. - Company's Current Report on Form 8-K dated February 20, 2001 - File No. 1-14766	2.1
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

		3-3
3-3 -	By-Laws of the Company as amended April 23, 1999 - Company's 10-Q for the quarter ended March 31, 1999 - File No. 1-14766	3-4
4-1 -	Indenture between the Company and The Chase Manhattan Bank, as Trustee, dated as of August 31, 2000 - Company's 10-Q for the quarter ended September 30, 2000 - File No. 1-14766	4-1
(A)10-1 -	Deferred Compensation Plan for Directors - Company's 10-Q for the quarter ended September 30, 2000 - File No. 1-14766	10-40
(A)10-2 -	New York State Electric & Gas Corporation Deferred Compensation Plan for Directors - New York State Electric & Gas Corporation's 10-K for the year ended December 31, 1989 - File No. 1-3103-2	10-22
(A)10-3 -

New York State Electric & Gas Corporation Deferred Compensation Plan for Directors Amendment No. 1 - New York State Electric & Gas Corporation's 10-K for the year ended December 31, 1993 - File
No. 1-3103-2

		10-23
(A)10-4 -	Amended and Restated Director Share Plan - Company's 10-Q for the quarter ended September 30, 2000 - File No. 1-14766	10-38
(A)10-5 -	Deferred Compensation Plan - Director Share Plan - Company's 10-Q for the quarter ended September 30, 2000 - File No. 1-14766	10-39
(A)10-6 -	Deferred Compensation Plan for the Director Share Plan - New York State Electric & Gas Corporation's 10-K for the year ended December 31, 1996 - File No. 1-3103-2	10-20
(A)10-7 -	Amended and Restated Supplemental Executive Retirement Plan - New York State Electric & Gas Corporation's 10-Q for the quarter ended June 30, 1998 - File No. 1-3103-2	10-48
Exhibit No.	Filed in	As Exhibit No.
(A)10-10 -	Amended and Restated Long-Term Executive Incentive Share Plan - New York State Electric & Gas Corporation's 10-Q for the quarter ended June 30, 1998 - File No. 1-3103-2	10-50
(A)10-11 -	Long-Term Executive Incentive Share Plan Amendment No. 1 - New York State Electric & Gas Corporation's 10-Q for the quarter ended September 30, 1998 - File No. 1-3103-2	10-55
(A)10-12 -	Long-Term Executive Incentive Share Plan Amendment No. 2 - New York State Electric & Gas Corporation's 10-Q for the quarter ended March 31, 2000 - File No. 1-3103-2	10-15
(A)10-13 -	Long-Term Executive Incentive Share Plan Amendment No. 3 - New York State Electric & Gas Corporation's 10-K for the year ended December 31, 2000 - File No. 1-3103-2	10-12
(A)10-14 -

New York State Electric & Gas Corporation Long-Term Executive Incentive Share Plan Deferred Compensation Agreement - New York State Electric & Gas Corporation's 10-K for the year ended December 31, 1995 - File No. 1-3103-2

10-44
(A)10-15 -	Company Deferred Compensation Plan for New York State Electric & Gas Corporation's Long-Term Executive Incentive Share Plan - Company's 10-K for the year ended December 31, 1999 - File No. 1-14766	10-14
(A)10-16 -	New York State Electric & Gas Corporation Deferred Compensation Plan for Salaried Employees - New York State Electric & Gas Corporation's 10-K for the year ended December 31, 1995 - File No. 1-3103-2	10-53
(A)10-17 -	Company Deferred Compensation Plan - Salaried Employees - Company's 10-K for the year ended December 31, 1999 - File No. 1-14766	10-23
(A)10-18 -	Employment Agreement dated May 19, 2000, for W. W. von Schack - Company's 10-Q for the quarter ended June 30, 2000 - File No. 1-14766	10-33
(A)10-19 -	Employment Agreement dated May 19, 2000, for K. M. Jasinski - Company's 10-Q for the quarter ended June 30, 2000 - File No. 1-14766	10-34
(A)10-20 -	Employment Agreement dated May 19, 2000, for M. I. German - Company's 10-Q for the quarter ended June 30, 2000 - File No. 1-14766	10-35
(A)10-23 -	Restricted Stock Plan - Company's 10-K for the year ended December 31, 1998 - File No. 1-14766	10-36
(A)10-24 -	2000 Stock Option Plan - Company's 10-Q for the quarter ended June 30, 2000 - File No. 1-14766	10-36
(A)10-26 -	Award Agreement under the 2000 Stock Option Plan - Company's 10-Q for the quarter ended June 30, 2000 - File No. 1-14766	10-37

_____________________________
(A)  Management contract or compensatory plan or arrangement.

The company agrees to furnish to the Commission, upon request, a copy of the following documents. The total amount of securities authorized under each of such documents does not exceed 10% of the total assets of the company:

  New York State Electric & Gas Corporation's First Mortgage dated as of July 1, 1921 with The Equitable Trust Company, as Trustee (J.P. Morgan Chase is Successor Trustee) and Supplemental Indentures related thereto.
  New York State Electric & Gas Corporation's Revolving Credit Agreement date as of July 31, 1992, as amended, with The Chase Manhattan Bank, as Agent, and certain banks.
  New York State Electric & Gas Corporation's Participation Agreements relating to certain pollution control bonds.
  Central Maine Power Company's General and Refunding Mortgage with The First National Bank of Boston, as Trustee, dated as of April 15, 1976 and Supplemental Indentures thereto.
  Central Maine Power Company's Indenture, dated as of August 1, 1989, with The Bank of New York, Trustee, relating to the Medium-Term Notes and Supplemental Indentures related thereto.
  Central Maine Power Company's Participation Agreements relating to certain pollution control bonds.
  The Southern Connecticut Gas Company's Indenture, dated as of March 1,1948, with The Bridgeport City Trust Company, as Trustee, and Supplemental Indentures related thereto.
  Connecticut Natural Gas Corporation's Indenture of Mortgage and Deed of Trust, dated February 1, 1947, with The First National Bank of Hartford, Trustee, and Supplemental Indentures related thereto.
  The Berkshire Gas Company's First Mortgage Indenture and Deed of Trust, dated as of July 1, 1954, with Chemical Corn Exchange Bank (now J.P. Morgan Chase), Trustee, and Supplemental Indentures related thereto.
  The Berkshire Gas Company's Debenture Indenture, dated as of November 1, 1986, with Centerre Trust Company of St. Louis (now Boatmen's Trust Company), as Trustee.
  The Berkshire Gas Company's Mortgage and Security Agreement, dated as of August 31, 2000, with KeyBank National Association, and Letter Agreement related thereto.

(b)  Reports on Form 8-K

A report on Form 8-K dated September 18, 2000, was filed on October 24, 2000, to report certain information under Item 5, "Other Events."

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY EAST CORPORATION

Date: March 26, 2001	By /s/Wesley W. von Schack
Wesley W. von Schack Chairman, President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER

Date: March 26, 2001	By /s/Wesley W. von Schack
Wesley W. von Schack Chairman, President, Chief Executive Officer & Director

PRINCIPAL ACCOUNTING OFFICER

Date: March 26, 2001	By /s/Robert E. Rude
Robert E. Rude Vice President and Controller

Signatures (Cont'd)

Date: March 26, 2001	By /s/Richard Aurelio
Richard Aurelio Director

Date: March 26, 2001	By /s/James A. Carrigg
James A. Carrigg Director

Date: March 26, 2001	By /s/Alison P. Casarett
Alison P. Casarett Director

Date: March 26, 2001	By /s/Joseph J. Castiglia
Joseph J. Castiglia Director

Date: March 26, 2001	By /s/Lois B. DeFleur
Lois B. DeFleur Director

Date: March 26, 2001	By /s/Paul L. Gioia
Paul L. Gioia Director

Signatures (Cont'd)

Date: March 26, 2001	By /s/David M. Jagger
David M. Jagger Director

Date: March 26, 2001	By /s/John M. Keeler
John M. Keeler Director

Date: March 26, 2001	By /s/Ben E. Lynch
Ben E. Lynch Director

Date: March 26, 2001	By /s/Peter J. Moynihan
Peter J. Moynihan Director

Date: March 26, 2001	By /s/Walter G. Rich
Walter G. Rich Director

Date: March 26, 2001	By /s/Michael W. Tomasso
Michael W. Tomasso Director

EXHIBIT INDEX
*2-1 -

Agreement and Plan of Merger, dated as of April 23, 1999, by and among Connecticut Energy Corporation, the Company and Merger Co., as amended by the First Amendment to Agreement and Plan of Merger, dated as of July 15, 1999.

*2-2 -	Agreement and Plan of Merger, dated as of June 14, 1999, by and among CMP Group, Inc., the Company and EE Merger Corp.
*2-3 -	Agreement and Plan of Merger, dated as of June 29, 1999, by and among CTG Resources, Inc., the Company and Oak Merger Co.
*2-4 -	Agreement and Plan of Merger, dated as of November 9, 1999, by and among Berkshire Energy Resources, the Company and Mountain Merger LLC.
*2-5 -	Agreement and Plan of Merger, dated as of February 16, 2001, by and among RGS Energy Group, Inc., the Company and Eagle Merger Corp.
*3-1 -	Restated Certificate of Incorporation of the Company pursuant to Section 807 of the Business Corporation Law filed in the Office of the Secretary of State of the State of New York on April 23, 1998.
*3-2 -	Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on April 26, 1999.
*3-3 -	By-Laws of the Company as amended April 23, 1999.
*4-1 -	Indenture between the Company and The Chase Manhattan Bank, as Trustee, dated as of August 31, 2000.
4-2 -

Second Supplemental Indenture between the Company and The Chase Manhattan Bank, as Trustee, dated as of November 14, 2000 related to the Indenture between the Company and The Chase Manhattan Bank, as Trustee, dated as of August 31, 2000.

4-3 -

Third Supplemental Indenture between the Company and The Chase Manhattan Bank, as Trustee, dated as of November 14, 2000 related to the Indenture between the Company and The Chase Manhattan Bank, as Trustee, dated as of August 31, 2000.

*(A)10-1 -	Deferred Compensation Plan for Directors.
*(A)10-2 -	New York State Electric & Gas Corporation Deferred Compensation Plan for Directors.
*(A)10-3 -	New York State Electric & Gas Corporation Deferred Compensation Plan for Directors Amendment No. 1.
*(A)10-4 -	Amended and Restated Director Share Plan.
*(A)10-5 -	Deferred Compensation Plan - Director Share Plan.
*(A)10-6 -	Deferred Compensation Plan for the Director Share Plan.
*(A)10-7 -	Amended and Restated Supplemental Executive Retirement Plan.
(A)10-8 -	Annual Executive Incentive Plan.
(A)10-9 -	Annual Executive Incentive Plan Amendment No. 1.
*(A)10-10 -	Amended and Restated Long-Term Executive Incentive Share Plan.
*(A)10-11 -	Long-Term Executive Incentive Share Plan Amendment No. 1.
*(A)10-12 -	Long-Term Executive Incentive Share Plan Amendment No. 2.
*(A)10-13 -	Long-Term Executive Incentive Share Plan Amendment No. 3.
*(A)10-14 -	New York State Electric & Gas Corporation Long-Term Executive Incentive Share Plan Deferred Compensation Agreement.
*(A)10-15 -	Company Deferred Compensation Plan for New York State Electric & Gas Corporation's Long-Term Executive Incentive Share Plan.
*(A)10-16 -	New York State Electric & Gas Corporation Deferred Compensation Plan for Salaried Employees.
*(A)10-17 -	Company Deferred Compensation Plan - Salaried Employees.
*(A)10-18 -	Employment Agreement dated May 19, 2000, for W. W. von Schack.
*(A)10-19 -	Employment Agreement dated May 19, 2000, for K. M. Jasinski.
*(A)10-20 -	Employment Agreement dated May 19, 2000, for M. I. German.
(A)10-21 -	Form of Severance Agreement for Vice Presidents.
(A)10-22 -	Form of Employee Invention and Confidentiality Agreement
*(A)10-23 -	Restricted Stock Plan.
*(A)10-24 -	2000 Stock Option Plan.

EXHIBIT INDEX (Cont'd)
(A)10-25 -	2000 Stock Option Plan Amendment No. 1.
*(A)10-26 -	Award Agreement under the 2000 Stock Option Plan.
(A)10-27 -	Award Agreement (February 2001) under the 2000 Stock Option Plan.
21 -	Subsidiaries.
23 -	Consent of PricewaterhouseCoopers LLP to incorporation by reference into certain registration statements.
99-1 -	Form 11-K for New York State Electric & Gas Corporation Tax Deferred Savings Plan for Salaried Employees.
99-2 -	Form 11-K for New York State Electric & Gas Corporation Tax Deferred Savings Plan for Hourly Paid Employees.
99-3 -	Form 11-K for Central Maine Power Company Savings And Investment Plan for Union Employees.
99-4 -	Form 11-K for Central Maine Power Company Savings And Investment Plan for Non-Union Employees.

____________________________
 *   Incorporated by reference.
(A)  Management contract or compensatory plan or arrangement.