Form 10-Q
period 2001-03-31
ENERGY EAST CORP; CENTRAL MAINE POWER CO; NEW YORK STATE ELECTRIC & GAS CORP
filed 2001-05-10
CIK 1046861, 18675, 71675

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the quarterly period ended  March 31, 2001

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the transition period from             to
Commission file number	Exact name of Registrant as specified in its charter, State of incorporation, Address and Telephone number	IRS Employer Identification No.
1-14766	Energy East Corporation (A New York Corporation) P. O. Box 12904 Albany, New York 12212-2904 (518) 434-3049	14-1798693
1-5139	Central Maine Power Company (A Maine Corporation) 83 Edison Drive Augusta, Maine 04336 (207) 623-3521	01-0042740
1-3103-2	New York State Electric & Gas Corporation (A New York Corporation) P. O. Box 3287 Ithaca, New York 14852-3287 (607) 347-4131	15-0398550

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X      No

As of April 30, 2001, shares of common stock outstanding for each registrant were:
Registrant	Description	Shares
Energy East Corporation	Par value $.01 per share	116,349,598
Central Maine Power Company	Par value $5 per share	31,211,471 (1)
New York State Electric & Gas Corporation	Par value $6.66 2/3 per share	64,508,477 (2)

(1) All shares are owned by CMP Group, Inc., a wholly-owned subsidiary of Energy East Corporation.
(2) All shares are owned by Energy East Corporation.

This combined Form 10-Q is separately filed by Energy East Corporation, Central Maine Power Company and New York State Electric & Gas Corporation. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.

Item	TABLE OF CONTENTS	Page
	PART I - FINANCIAL INFORMATION
1 2	Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations

Energy East Corporation
  Consolidated Statements of Income
  Consolidated Balance Sheets
  Consolidated Statements of Cash Flows
  Consolidated Statements of Retained Earnings
  Consolidated Statements of Comprehensive Income
  Management's Discussion and Analysis of Financial Condition
    and Results of Operations
  (a) Liquidity and Capital Resources
  (b) Results of Operations

		1 2 4 5 5 6 9

Central Maine Power Company
  Consolidated Statements of Income
  Consolidated Balance Sheets
  Consolidated Statements of Cash Flows
  Consolidated Statements of Retained Earnings
  Consolidated Statements of Comprehensive Income
  Management's Discussion and Analysis of Financial Condition
    and Results of Operations
  (a) Liquidity and Capital Resources
  (b) Results of Operations

		11 12 14 15 15 16 16

New York State Electric & Gas Corporation
  Statements of Income
  Balance Sheets
  Statements of Cash Flows
  Statements of Retained Earnings
  Statements of Comprehensive Income
  Management's Discussion and Analysis of Financial Condition
    and Results of Operations
  (a) Liquidity and Capital Resources
  (b) Results of Operations

		17 18 20 21 21 22 22
	Notes to Financial Statements Forward-looking Statements	24 27
3	Quantitative and Qualitative Disclosures About Market Risk	28
	PART II - OTHER INFORMATION
1	Legal Proceedings	28
6	Exhibits and Reports on Form 8-K (a) Exhibits (b) Reports on Form 8-K	29 29
Signatures		30
Exhibit Index		31

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Energy East Corporation
Consolidated Statements of Income - (Unaudited)
Three Months Ended March 31	2001	2000
	(Thousands, except per share amounts)
Operating Revenues
Sales and services	$1,271,139	$684,426
Operating Expenses
Electricity purchased and fuel used in generation	352,629	231,347
Natural gas purchased	369,471	111,813
Other operating expenses	140,739	76,651
Maintenance	36,013	21,019
Depreciation and amortization	51,339	32,960
Other taxes	58,420	41,309
Total Operating Expenses	1,008,611	515,099
Operating Income	262,528	169,327
Other (Income) and Deductions	1,246	(7,596)
Interest Charges, Net	55,625	28,412
Preferred Stock Dividends of Subsidiaries	478	99
Income Before Income Taxes	205,179	148,412
Income Taxes	89,578	55,085
Net Income	$115,601	$93,327
Earnings Per Share, basic and diluted	$.98	$.83
Dividends Paid Per Share	$.23	$.22
Average Common Shares Outstanding	117,386	112,777

The notes on pages 24 through 27 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

Energy East Corporation
Consolidated Balance Sheets - (Unaudited)
	March 31, 2001	Dec. 31, 2000
Assets	(Thousands)
Current Assets
Cash and cash equivalents	$153,149	$143,626
Special deposits	21,573	21,516
Accounts receivable, net	584,375	536,280
Fuel, at average cost	19,790	65,496
Materials and supplies, at average cost	23,156	22,759
Accumulated deferred income tax benefits, net	5,955	5,007
Prepayments	60,630	57,720
Total Current Assets	868,628	852,404
Utility Plant, at Original Cost
Electric	4,684,798	4,784,312
Natural gas	1,680,084	1,665,386
Common	213,464	220,124
	6,578,346	6,669,822
Less accumulated depreciation	3,007,063	3,096,283
Net Utility Plant in Service	3,571,283	3,573,539
Construction work in progress	41,106	59,389
Total Utility Plant	3,612,389	3,632,928
Other Property and Investments, Net	270,677	259,708
Regulatory and Other Assets
Regulatory assets
Nuclear plant obligations	236,089	234,929
Unfunded future income taxes	186,755	184,570
Unamortized loss on debt reacquisitions	57,515	58,848
Demand-side management program costs	41,231	48,929
Environmental remediation costs	77,508	78,406
Other	227,918	241,396
Total regulatory assets	827,016	847,078
Other assets
Goodwill, net	945,730	952,358
Prepaid pension benefits	372,287	350,038
Other	162,392	119,214
Total other assets	1,480,409	1,421,610
Total Regulatory and Other Assets	2,307,425	2,268,688
Total Assets	$7,059,119	$7,013,728

The notes on pages 24 through 27 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

Energy East Corporation
Consolidated Balance Sheets - (Unaudited)
	March 31, 2001	Dec. 31, 2000
Liabilities	(Thousands)
Current Liabilities
Current portion of long-term debt	$34,328	$25,285
Notes payable	393,279	418,995
Accounts payable and accrued liabilities	241,636	345,424
Interest accrued	54,890	35,309
Taxes accrued	89,926	-
Other	143,779	211,784
Total Current Liabilities	957,838	1,036,797
Regulatory and Other Liabilities
Regulatory liabilities
Deferred income taxes	100,911	91,421
Deferred income taxes, unfunded future income taxes	76,247	75,473
Gain on sale of generation assets	226,522	232,041
Pension benefits	95,295	96,514
Other	78,653	76,813
Total regulatory liabilities	577,628	572,262
Other liabilities
Deferred income taxes	472,125	457,495
Nuclear plant obligations	236,089	234,929
Other postretirement benefits	276,067	279,864
Environmental remediation costs	91,486	91,811
Other	221,425	233,910
Total other liabilities	1,297,192	1,298,009
Total Regulatory and Other Liabilities	1,874,820	1,870,271
Long-term debt	2,361,574	2,346,814
Total Liabilities	5,194,232	5,253,882
Commitments	-	-
Preferred Stock of Subsidiaries Preferred stock redeemable solely at the option of subsidiaries	43,332	43,324
Common Stock Equity Common stock	1,185	1,191
Capital in excess of par value	859,319	871,078
Retained earnings	1,006,598	918,016
Accumulated other comprehensive income	(6,607)	(34,823)
Treasury stock, at cost	(38,940)	(38,940)
Total Common Stock Equity	1,821,555	1,716,522
Total Liabilities and Stockholders' Equity	$7,059,119	$7,013,728

The notes on pages 24 through 27 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

Energy East Corporation
Consolidated Statements of Cash Flows - (Unaudited)
Three Months Ended March 31	2001	2000
Operating Activities	(Thousands)
Net income	$115,601	$93,327
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	51,339	32,960
Income taxes and investment tax credits deferred, net	3,653	(8,661)
Pension income	(18,675)	(16,133)
Changes in current operating assets and liabilities
Accounts receivable	(48,095)	1,670
Inventory	45,309	10,718
Prepayments	(2,910)	(12,026)
Accounts payable and accrued liabilities	(103,788)	(25,338)
Interest accrued	19,581	9,375
Taxes accrued	89,926	59,272
Other current liabilities	(68,005)	(32,201)
Other, net	12,004	5,529
Net Cash Provided by Operating Activities	95,940	118,492
Investing Activities
Acquisition, net of cash acquired	-	(212,025)
Utility plant additions	(32,790)	(18,585)
Temporary investments, net	-	284,177
Other property and investments	(13,343)	(5,239)
Other	526	(7,318)
Net Cash (Used in) Provided by Investing Activities	(45,607)	41,010
Financing Activities
Repurchase of common stock	(11,765)	(52,052)
Repayments of first mortgage bonds and preferred stock of subsidiaries, including net premiums	(469)	(83,137)
Long-term note issuances	25,000	-
Long-term note retirements	(841)	(102)
Notes payable, net	(25,716)	(82,600)
Dividends on common stock	(27,019)	(24,055)
Net Cash Used in Financing Activities	(40,810)	(241,946)
Net Increase (Decrease) in Cash and Cash Equivalents	9,523	(82,444)
Cash and Cash Equivalents, Beginning of Period	143,626	116,806
Cash and Cash Equivalents, End of Period	$153,149	$34,362
Supplemental Disclosure of Cash Flows Information
Cash paid during the period: Interest, net of amounts capitalized Income taxes	$34,338 $7,946	$18,227 $6,636
Acquisition: Fair value of assets acquired Liabilities assumed Common stock issued Cash acquired	- - - -	$585,512 (152,251) (215,382) (5,854)
Net cash paid for acquisition	-	$212,025

The notes on pages 24 through 27 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

Energy East Corporation
Consolidated Statements of Retained Earnings - (Unaudited)
Three Months Ended March 31	2001	2000
	(Thousands)
Balance, Beginning of Period	$918,016	$782,588

Add net income	115,601	93,327

Deduct dividends on common stock	27,019	24,055

Balance, End of Period	$1,006,598	$851,860

The notes on pages 24 through 27 are an integral part of the financial statements.

Energy East Corporation
Consolidated Statements of Comprehensive Income - (Unaudited)
Three Months Ended March 31	2001	2000
	(Thousands)
Net income	$115,601	$93,327
Other comprehensive income, net of tax
Foreign currency translation adjustment	-	(11)
Net unrealized gain (loss) on investments	(4,590)	1,526
Minimum pension liability adjustment	-	(1,351)
Unrealized gains on derivatives qualified as hedges
Unrealized gains on derivatives qualified as hedges arising during the period due to cumulative effect of a change in accounting principle	58,250	-
Unrealized losses on derivatives qualified as hedges	(14,410)	-
Reclassification adjustment for gains included in net income	(11,034)	-
Net unrealized gains on derivatives qualified as hedges	32,806	-
Total other comprehensive income	28,216	164
Comprehensive Income	$143,817	$93,491

The notes on pages 24 through 27 are an integral part of the financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations

Energy East Corporation

(a) Liquidity and Capital Resources

RGS Energy Merger Agreement

On February 20, 2001, Energy East Corporation (Energy East or the company) announced that it had entered into a merger agreement with RGS Energy Group, Inc. under which all of the outstanding common stock of RGS Energy would be exchanged for a combination of cash and Energy East common stock valued at approximately $1.4 billion in the aggregate. The company will also assume approximately $1.0 billion of RGS Energy debt. RGS Energy will become a wholly-owned subsidiary of the company and the transaction will be accounted for under the purchase method of accounting.

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

The merger is subject to, among other things, the approval of RGS Energy's shareholders and the approvals of various regulatory agencies, including the New York State Public Service Commission (NYPSC), Federal Energy Regulatory Commission (FERC), Nuclear Regulatory Commission and Securities and Exchange Commission. The company has made filings with the NYPSC and FERC. All regulatory approvals are expected to be obtained by the first quarter of 2002. The merger is also subject to the company's shareholders approving the issuance of Energy East shares in connection with the merger. Both RGS Energy's and Energy East's shareholder meetings are scheduled for June 15, 2001.

Electric Delivery Business

Sale of Millstone Unit No. 3: On March 31, 2001, Central Maine Power Company (CMP) sold its 2.5% ownership interest in the Millstone Unit No. 3 nuclear unit. The net proceeds from the sale, $1.3 million including unfunded deferred taxes, were used to reduce a regulatory asset related to CMP's non-nuclear generating assets that were sold in 1999. CMP contributed $1.3 million to the qualified nuclear trust fund, as part of the sale agreement, and is released from any liability for decommissioning the plant in the future.

CMP owns an interest in Vermont Yankee, an operating nuclear unit, which is in the process of being sold through an auction.

MPUC Delivery Price Decision: In March 2001, in response to price increases resulting from higher energy prices, the Maine Public Utilities Commission (MPUC) reduced CMP's delivery prices for certain medium and large customer classes by 0.8 cent per kilowatt hour, effective

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations (Cont'd)

Energy East Corporation

April 15, 2001, through February 28, 2002. CMP expects that total revenues will not, however, be affected by this price reduction of approximately $30 million, because the MPUC is permitting CMP to amortize a corresponding amount into revenues from CMP's gain on sale of generation assets account, established as a result of the sale of its non-nuclear generating assets.

On April 5, 2001, the Industrial Energy Consumer Group (IECG) filed a motion for reconsideration of the MPUC's decision to reduce CMP's delivery prices for certain medium and large customer classes by 0.8 cent per kilowatt-hour. The IECG requested an increase in the price reduction from 0.8 cent to 1.0 cent per kilowatt-hour for all medium and large customer classes. As a result of this motion, the MPUC issued an order dated May 3, 2001, that retained the price reduction at 0.8 cent per kilowatt-hour and extended it to more, but not all, medium and large customer classes for the period April 15, 2001, through February 28, 2002. CMP expects that total revenues will not be affected by this latest MPUC order because the resulting additional decrease of approximately $4 million will be offset by amortizing a corresponding amount into revenues from CMP's gain on sale of generation assets account.

NYSEG's Price Protection Plan: On March 14, 2001, New York State Electric & Gas Corporation (NYSEG) filed an electric Price Protection Plan with the NYPSC that would modify and extend NYSEG's 1998 electric rate and restructuring agreement for seven years from the date the plan is approved. The plan would, among other things: 1) freeze electricity prices for all customers at current levels for seven years and on March 3, 2002, implement the last 5% rate reduction under the existing agreement for eligible high-load factor customers; 2) absorb, within current rates, escalating NUG and wholesale electricity costs over the term of the plan and annual inflation of up to 4%; and 3) provide all customers the opportunity to choose an alternative electric power supplier.

NYPSC proceedings to review the Price Protection Plan are ongoing. NYSEG anticipates that the NYPSC will issue its decision about mid-year.

Retail Access Credit: In May 2000 the NYPSC instituted proceedings to review NYSEG's retail access credit (the amount backed out of a customer's bill when that customer participates in retail access). In September 2000 the NYPSC issued an order denying a petition NYSEG had filed in August 2000 related to issues concerning its retail access credit. In January 2001 the NYPSC issued an order directing NYSEG to adopt a market-based retail access credit, effective February 1, 2001. As a result of this order, NYSEG will be exposed to fluctuations in the spot price of electricity for customers who have chosen retail access. On April 26, 2001, the NYPSC issued an order denying NYSEG's request to recover costs and lost revenues associated with the implementation of the market-based retail access credit. NYSEG is planning to seek rehearing of this order.

Independent System Operator: The New York Independent System Operator (NYISO) has operational control over certain transmission facilities of each of the New York transmission-owning utilities, including NYSEG. The NYISO administers centralized capacity, energy, transmission and ancillary service markets, including operating reserves markets in New York.

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operation (Cont'd)

Energy East Corporation

In early 2000, the NYISO's operating reserves markets experienced problems that resulted in substantial charges to all customers required to buy operating reserves, including NYSEG. Several parties, including NYSEG, commenced FERC and court proceedings in response to these problems. In May 2000, the FERC ordered a bid cap for a portion of the operating reserves markets until the market problems are corrected and the NYISO makes a filing to lift the cap but did not order refunds of earlier higher operating reserves prices as sought by NYSEG. Several requests for rehearing and litigation are pending before FERC or the court.

In response to complaints and other filings by NYSEG and other parties that raised concerns over energy market flaws and tight supply, FERC approved in July 2000 a bid cap on energy of $1,000 per megawatt-hour in the NYISO's energy markets. FERC subsequently extended the bid cap until April 30, 2001. On March 12, 2001, the NYISO filed with FERC a request to further extend the $1,000 per megawatt-hour bid cap until October 31, 2002. The bid cap limits the price NYSEG pays or receives for energy it buys or sells in the NYISO energy markets.

The NYISO also administers a market power mitigation plan that helps to reduce price spikes under certain circumstances. In the second quarter of 2001, the NYISO adopted certain enhancements to the plan that are being challenged at FERC.

Natural Gas Delivery Business

Natural Gas Supply Alliance: Energy East's four natural gas companies, NYSEG; The Southern Connecticut Gas Company (SCG); Connecticut Natural Gas Corporation (CNG) and The Berkshire Gas Company (Berkshire Gas), entered into a one-year strategic alliance agreement with BP Energy Company effective March 30, 2001, for the acquisition and management of natural gas supply. The alliance is expected to provide the companies with greater supply flexibility and enhance the benefits of a larger natural gas portfolio as a result of Energy East's mergers that were completed in 2000. The alliance is based on sharing incremental savings. The Energy East natural gas companies have made appropriate regulatory filings concerning the alliance, seeking approvals as required.

Southern Connecticut Gas Incentive Rate Plan: In December 2000 the Connecticut Department of Public Utility Control (DPUC) issued a decision in the SCG rate proceeding that is designed to establish a multi-year incentive rate plan (IRP). The decision endorses the concept of an IRP and recommends a four-year price freeze, the continuation of the gas adjustment and weather-normalization clauses, a 50/50 sharing between customers and shareholders of earnings in excess of an 11.71% return on common equity, a 50/50 sharing of merger-enabled gas supply savings, and service quality requirements to help ensure that customer service standards are met.

In January 2001 the Office of Consumer Counsel (OCC) filed an appeal in State Superior Court arguing that the DPUC's order approving the SCG IRP was unlawful. On March 30, 2001, the OCC filed a Motion to Stay the implementation of the DPUC's order. The outcome of this appeal cannot be predicted, but the company believes it is without merit.

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operation (Cont'd)

Energy East Corporation

Connecticut Natural Gas Incentive Rate Plan: CNG proposed an IRP, similar to SCG's IRP, as a second phase of its rate case filed in November 1999. The IRP seeks the opportunity to share in returns on equity in excess of 11.8%, while holding rates constant for four years. The IRP also includes certain performance and service measures that CNG must meet.

In May 2001 the DPUC issued a decision for the IRP, approving a four-year term and replacing the proposed sharing in returns on equity with a graduated sharing in returns on equity in excess of 10.8%. The excess over 10.8% would be shared among shareholders and customers as follows: first 2% 75/25, next 4% 50/50 and over 6% 25/75. The performance and service measures were adopted, with certain adjustments and one addition. After-tax merger-related natural gas cost savings are to be shared 50/50.

Investing and Financing Activities

Investing Activities: Capital spending for the first three months of 2001 was $46 million, including nuclear fuel. For 2001 capital spending is projected to be $226 million, including nuclear fuel, and is expected to be paid for with internally generated funds. Capital spending will be primarily for the extension of energy delivery service, necessary improvements to existing facilities and compliance with environmental requirements.

Financing Activities: During the three months ended March 31, 2001, the company repurchased 0.6 million shares of its common stock at an average price of approximately $18.65 per share.

CMP issued on January 30, 2001, $25 million of 6.67% Series E Medium Term Notes due January 2006.

(b) Results of Operations

Due to the mergers completed in 2000, the company's results of operations for the first quarter of 2001 include Connecticut Energy Corporation (CNE), CMP Group, Inc, CTG Resources, Inc. and Berkshire Energy Resources. Results of operations for the first quarter of 2000 include CNE beginning with February 2000.
Three months ended March 31 (Thousands, except per share amounts)	2001	2000	Change
Operating Revenues	$1,271,139	$684,426	86%
Operating Income	$262,528	$169,327	55%
Net Income	$115,601	$93,327	24%
Average Common Shares Outstanding	117,386	112,777	4%
Earnings Per Share, basic and diluted	$.98	$.83	18%
Dividends Paid Per Share	$.23	$.22	5%

Earnings per share for the quarter increased 15 cents compared to last year primarily due to earnings from the merged companies, higher retail electricity and natural gas deliveries because of colder weather this quarter and the share repurchase program. Those increases were partially

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operation (Cont'd)

Energy East Corporation

offset by higher costs of energy, lower retail electricity prices and a non-recurring benefit in 2000 from a federal income tax audit adjustment. Due to the seasonal nature of the merged companies' businesses, earnings for 2001 are expected to be stronger in the first and fourth quarters and weaker in the second and third quarters, as compared to last year.

Operating Results for the Electric Delivery Business
Three months ended March 31 (Thousands)	2001	2000	Change
Retail Deliveries - Megawatt-hours	6,204	3,561	74%
Operating Revenues	$688,006	$438,011	57%
Operating Expenses	$498,868	$331,152	51%
Operating Income	$189,138	$106,859	77%

The $250 million increase in operating revenues is primarily due to the addition of CMP's delivery revenues, higher retail deliveries because of colder weather this quarter and higher transmission revenues. Those increases were partially offset by lower wholesale deliveries and lower retail electricity prices.

Operating expenses increased $168 million primarily due to the addition of CMP's purchases for retail deliveries and its operating costs. That increase was partially offset by lower purchased power costs, primarily due to lower wholesale deliveries and ancillary services costs, and cost control efforts.

Operating Results for the Natural Gas Delivery Business
Three months ended March 31 (Thousands)	2001	2000	Change
Retail Deliveries - Dekatherms	55,496	34,493	61%
Operating Revenues	$513,213	$211,302	143%
Operating Expenses	$430,860	$146,907	193%
Operating Income	$82,353	$64,395	28%

The $302 million increase in operating revenues is primarily due to the addition of delivery revenues from CNG, SCG and Berkshire Gas and the recovery of increased natural gas costs caused by higher market prices.

Operating expenses increased $284 million primarily due to the additional natural gas purchases and operating costs associated with the three merged gas companies, and an increase in retail purchased gas costs caused by higher market prices.

Item 1.  Financial Statements
(CMP is a wholly-owned subsidiary of CMP Group, Inc. Effective September 1, 2000, CMP Group became a wholly-owned subsidiary of Energy East Corporation.)

Central Maine Power Company
Consolidated Statements of Income - (Unaudited)
Three Months Ended March 31	2001	Predecessor 2000
	(Thousands)
Operating Revenues
Sales and services	$230,161	$263,341
Operating Expenses
Electricity purchased and fuel used in generation	118,302	139,084
Other operating expenses	42,178	46,755
Maintenance	11,515	6,476
Depreciation and amortization	9,145	10,398
Other taxes	5,066	4,899
Total Operating Expenses	186,206	207,612
Operating Income	43,955	55,729
Other (Income) and Deductions	(278)	(9,240)
Interest Charges, Net	6,500	22,552
Recovery of Non-Provided Deferred Income Taxes	-	(75,421)
Income Before Income Taxes	37,733	117,838
Income Taxes	15,487	84,070
Net Income	22,246	33,768
Preferred Stock Dividends	361	559
Earnings Available for Common Stock	$21,885	$33,209

The notes on pages 24 through 27 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

Central Maine Power Company
Consolidated Balance Sheets - (Unaudited)
	March 31, 2001	Dec. 31, 2000
Assets	(Thousands)
Current Assets
Cash and cash equivalents	$24,229	$17,933
Accounts receivable, net	123,912	135,707
Materials and supplies, at average cost	9,067	9,052
Accumulated deferred income tax benefits, net	2,758	4,533
Prepayments	4,477	9,574
Other	36	38
Total Current Assets	164,479	176,837
Utility Plant, at Original Cost
Electric	1,292,920	1,392,693
Less accumulated depreciation	471,352	571,275
Net Utility Plant in Service	821,568	821,418
Construction work in progress	18,452	16,682
Total Utility Plant	840,020	838,100
Other Property	6,586	6,526
Investment in Associated Companies, at Equity	33,641	33,952
Regulatory and Other Assets
Regulatory assets
Nuclear plant obligations	236,089	234,929
Unfunded future income taxes	82,460	80,999
Unamortized loss on debt reacquisitions	11,681	12,057
Demand-side management program costs	18,936	20,563
Environmental remediation costs	7,624	8,217
Other	109,424	118,480
Total regulatory assets	466,214	475,245
Other assets
Goodwill, net	339,699	342,306
Prepaid pension benefits	32,270	32,070
Other	14,153	23,761
Total other assets	386,122	398,137
Total Regulatory and Other Assets	852,336	873,382
Total Assets	$1,897,062	$1,928,797

The notes on pages 24 through 27 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

Central Maine Power Company
Consolidated Balance Sheets - (Unaudited)
	March 31, 2001	Dec. 31, 2000
Liabilities	(Thousands)
Current Liabilities
Current portion of long-term debt	$22,260	$12,946
Notes payable	35,000	46,500
Accounts payable and accrued liabilities	72,135	77,075
Interest accrued	2,262	5,084
Taxes accrued	4,607	-
Other	38,993	57,423
Total Current Liabilities	175,257	199,028
Regulatory and Other Liabilities Regulatory liabilities
Deferred income taxes	29,007	28,812
Deferred income taxes, unfunded future income taxes	33,647	33,051
Gain on sale of generation assets	226,522	232,041
Pension benefits	46,728	47,632
Other	33,114	37,796
Total regulatory liabilities	369,018	379,332
Other liabilities
Deferred income taxes	20,786	20,065
Nuclear plant obligations	236,089	234,929
Other postretirement benefits	61,947	69,808
Environmental remediation costs	4,087	4,147
Other	94,489	99,710
Total other liabilities	417,398	428,659
Total Regulatory and Other Liabilities	786,416	807,991
Long-term debt	237,268	222,309
Total Liabilities	1,198,941	1,229,328
Commitments	-	-
Preferred Stock Preferred stock	35,571	35,571
Capital in excess of par value	(3,457)	(3,503)
Common Stock Equity Common stock	162,213	162,213
Capital in excess of par value	500,443	500,897
Retained earnings	22,076	23,291
Accumulated other comprehensive income	275	-
Treasury stock, at cost	(19,000)	(19,000)
Total Common Stock Equity	666,007	667,401
Total Liabilities and Stockholder's Equity	$1,897,062	$1,928,797

The notes on pages 24 through 27 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

Central Maine Power Company
Consolidated Statements of Cash Flows - (Unaudited)
Three Months Ended March 31	2001	Predecessor 2000
	(Thousands)
Operating Activities
Net income	$22,246	$33,768
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	9,145	10,398
Income taxes and investment tax credits deferred, net	2,459	(12,979)
Pension income	(200)	-
Power supply costs recovered with asset sale	-	(9,612)
Changes in current operating assets and liabilities
Accounts receivable	11,795	27,331
Inventory	(15)	800
Prepayments	5,057	426
Accounts payable and accrued liabilities	(4,940)	(37,598)
Interest accrued	(2,822)	(673)
Taxes accrued	4,607	10,600
Other current liabilities	(18,430)	7,909
Changes in deferred balances and related carrying costs	(206)	12,660
Other, net	1,382	12,562
Net Cash Provided by Operating Activities	30,078	55,592
Investing Activities
Utility plant additions	(13,087)	(20,655)
Contributions in aid of construction, net	-	16,940
Other property and investments, net	7	-
Net Cash Used in Investing Activities	(13,080)	(3,715)
Financing Activities
Long-term note issuances	25,000	-
Long-term note retirements	(741)	(30,734)
Notes payable, net	(11,500)	-
Dividends on common and preferred stock	(23,461)	(11,795)
Net Cash Used in Financing Activities	(10,702)	(42,529)
Net Increase in Cash and Cash Equivalents	6,296	9,348
Cash and Cash Equivalents, Beginning of Period	17,933	112,873
Cash and Cash Equivalents, End of Period	$24,229	$122,221
Supplemental Disclosure of Cash Flows Information
Cash paid during the period:
Interest, net of amounts capitalized	$8,477	$4,452
Income taxes	$5,886	$10,027

The notes on pages 24 through 27 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

Central Maine Power Company
Consolidated Statements of Retained Earnings - (Unaudited)
Three Months Ended March 31	2001	Predecessor 2000
	(Thousands)
Balance, beginning of period	$23,291	$100,754
Add net income	22,246	33,768
	45,537	134,522
Deduct dividends on capital stock
Preferred	361	559
Common	23,100	11,236
Amortization of reacquired capital stock	-	68
	23,461	11,863
Balance, end of period	$22,076	$122,659

The notes on pages 24 through 27 are an integral part of the financial statements.

Central Maine Power Company
Consolidated Statements of Comprehensive Income - (Unaudited)
Three Months Ended March 31	2001	Predecessor 2000
	(Thousands)
Net income	$22,246	$33,768
Other comprehensive income, net of tax
Net unrealized gain on investments	275	-
Total other comprehensive income	275	-
Comprehensive income	$22,521	$33,768

The notes on pages 24 through 27 are an integral part of the financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations

Central Maine Power Company

(a) Liquidity and Capital Resources

Electric Delivery Business

Sale of Millstone Unit No. 3: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

MPUC Delivery Price Decision: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

Investing and Financing Activities

Investing Activities: Capital spending for the first three months of 2001 was $13 million, including nuclear fuel. For 2001 capital spending is projected to be $45 million, including nuclear fuel, and is expected to be paid for with internally generated funds. Capital spending will be primarily for the extension of electric delivery service, necessary improvements to existing facilities and compliance with environmental requirements.

Financing Activities: CMP issued on January 30, 2001, $25 million of 6.67% Series E Medium Term Notes due January 2006.

(b) Results of Operations
Three months ended March 31 (Thousands)	2001	Predecessor 2000	Change
Retail Deliveries - Megawatt-hours	2,418	2,352	3%
Operating Revenues	$230,161	$263,341	(13%)
Operating Expenses	$186,206	$207,612	(10%)
Operating Income	$43,955	$55,729	(21%)
Earnings Available for Common Stock	$21,885	$33,209	(34%)

Earnings for the quarter decreased $11 million primarily due to the deregulation of Maine's electric industry and its associated effects on operating revenues and expenses, as discussed below. CMP no longer supplies electricity unless directed by the MPUC to be the standard offer provider. CMP is currently the standard offer provider for commercial and industrial rate classes.

The $33 million decrease in operating revenues is primarily the result of CMP no longer collecting revenue for the supply of electricity unless directed to by the MPUC, and a rate reduction that began March 1, 2000. Those decreases were partially offset by higher transmission revenues and asset sale gain amortization.

Operating expenses decreased $21 million primarily due to decreased purchased power expenses because CMP no longer supplies electricity unless directed to by the MPUC.

Item 1.  Financial Statements

New York State Electric & Gas Corporation
Statements of Income - (Unaudited)
Three Months Ended March 31	2001	2000
	(Thousands)
Operating Revenues
Electric	$457,761	$438,011
Natural Gas	167,700	137,753
Total Operating Revenues	625,461	575,764
Operating Expenses
Electricity purchased and fuel used in generation	201,520	215,116
Natural gas purchased	122,610	68,553
Other operating expenses	54,914	58,752
Maintenance	21,062	20,237
Depreciation and amortization	25,337	27,491
Other taxes	34,869	36,092
Total Operating Expenses	460,312	426,241
Operating Income	165,149	149,523
Interest Charges, Net	26,653	25,426
Other (Income) and Deductions	2,385	(821)
Income Before Income Taxes	136,111	124,918
Income Taxes	56,513	41,454
Net Income	79,598	83,464
Preferred Stock Dividends	99	99
Earnings Available for Common Stock	$79,499	$83,365

The notes on pages 24 through 27 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

New York State Electric & Gas Corporation
Balance Sheets - (Unaudited)
	March 31, 2001	Dec. 31, 2000
Assets	(Thousands)
Current Assets
Cash and cash equivalents	$15,621	$17,618
Special deposits	21,440	21,440
Accounts receivable, net	199,286	200,846
Fuel, at average cost	2,767	28,677
Materials and supplies, at average cost	7,626	7,395
Prepayments	39,970	27,893
Accumulated deferred income tax benefits, net	3,916	3,943
Total Current Assets	290,626	307,812
Utility Plant, at Original Cost
Electric	3,391,878	3,391,619
Natural gas	649,994	647,145
Common	133,269	140,020
	4,175,141	4,178,784
Less accumulated depreciation	2,120,066	2,116,787
Net Utility Plant in Service	2,055,075	2,061,997
Construction work in progress	12,308	25,006
Total Utility Plant	2,067,383	2,087,003
Other Property and Investments, Net	78,612	76,737
Regulatory and Other Assets
Regulatory assets
Unfunded future income taxes	44,940	44,610
Unamortized loss on debt reacquisitions	45,833	46,791
Demand-side management program costs	22,296	28,366
Environmental remediation costs	58,000	58,200
Other	33,931	30,386
Total regulatory assets	205,000	208,353
Other assets
Prepaid pension benefits	271,902	250,826
Derivative assets	52,651	-
Other	22,470	22,254
Total other assets	347,023	273,080
Total Regulatory and Other Assets	552,023	481,433
Total Assets	$2,988,644	$2,952,985

The notes on pages 24 through 27 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

New York State Electric & Gas Corporation
Balance Sheets - (Unaudited)
	March 31, 2001	Dec. 31, 2000
Liabilities	(Thousands)
Current Liabilities
Current portion of long-term debt	$822	$1,088
Notes payable	84,000	123,000
Accounts payable and accrued liabilities	111,988	160,654
Interest accrued	26,856	15,925
Taxes accrued	49,810	9,006
Other	49,514	71,510
Total Current Liabilities	322,990	381,183
Regulatory and Other Liabilities Regulatory liabilities
Deferred income taxes	49,137	50,306
Deferred income taxes, unfunded future income taxes	18,848	18,848
Other	19,668	16,975
Total regulatory liabilities	87,653	86,129
Other liabilities
Deferred income taxes	315,718	287,560
Other postretirement benefits	187,274	183,666
Environmental remediation costs	77,300	77,500
Other	90,252	100,148
Total other liabilities	670,544	648,874
Total Regulatory and Other Liabilities	758,197	735,003
Long-term debt	1,189,369	1,189,249
Total Liabilities	2,270,556	2,305,435
Commitments	-	-
Preferred Stock Preferred stock redeemable solely at NYSEG's option	10,159	10,159
Common Stock Equity Common stock	430,057	430,057
Capital in excess of par value	170,678	170,678
Retained earnings	74,285	35,329
Accumulated other comprehensive income	32,909	1,327
Total Common Stock Equity	707,929	637,391
Total Liabilities and Stockholder's Equity	$2,988,644	$2,952,985

The notes on pages 24 through 27 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

New York State Electric & Gas Corporation
Statements of Cash Flows - (Unaudited)
Three Months Ended March 31	2001	2000
Operating Activities	(Thousands)
Net income	$79,598	$83,464
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	25,337	27,491
Income taxes and investment tax credits deferred, net	5,205	(3,687)
Pension income	(18,041)	(16,320)
Changes in current operating assets and liabilities
Accounts receivable	1,560	10,128
Inventory	25,679	10,690
Prepayments	(12,077)	(12,394)
Accounts payable and accrued liabilities	(48,666)	(24,142)
Interest accrued	10,931	10,595
Taxes accrued	40,804	54,875
Other current liabilities	(21,996)	(17,325)
Other, net	(120)	4,890
Net Cash Provided by Operating Activities	88,214	128,265
Investing Activities
Utility plant additions	(11,786)	(12,431)
Other property and investments	721	(829)
Other	496	(7,343)
Net Cash Used in Investing Activities	(10,569)	(20,603)
Financing Activities
Notes payable, net	(39,000)	(163,240)
Dividends on common and preferred stock	(40,642)	(38,237)
Net Cash Used in Financing Activities	(79,642)	(201,477)
Net Decrease in Cash and Cash Equivalents	(1,997)	(93,815)
Cash and Cash Equivalents, Beginning of Period	17,618	114,494
Cash and Cash Equivalents, End of Period	$15,621	$20,679
Supplemental Disclosure of Cash Flows Information
Cash paid during the period: Interest, net of amounts capitalized Income taxes	$14,624 $6,664	$13,698 $5,661

The notes on pages 24 through 27 are an integral part of the financial statements.

Item 1.  Financial Statements (Cont'd)

New York State Electric & Gas Corporation
Statements of Retained Earnings - (Unaudited)
Three Months Ended March 31	2001	2000
	(Thousands)
Balance, Beginning of Period	$35,329	$26,731
Add net income	79,598	83,464
	114,927	110,195
Deduct Dividends on Capital Stock
Preferred	99	99
Common	40,543	38,138
	40,642	38,237
Balance, End of Period	$74,285	$71,958

The notes on pages 24 through 27 are an integral part of the financial statements.

New York State Electric & Gas Corporation
Statements of Comprehensive Income - (Unaudited)
Three Months Ended March 31	2001	2000
	(Thousands)
Net income	$79,598	$83,464
Other comprehensive income, net of tax
Net unrealized gain on investments	79	138
Minimum pension liability adjustment	-	(1,351)
Unrealized gains on derivatives qualified as hedges
Unrealized gains on derivatives qualified as hedges arising during the period due to cumulative effect of a change in accounting principle	54,602	-
Unrealized losses on derivatives qualified as hedges	(13,261)	-
Reclassification adjustment for gains included in net income	(9,838)	-
Net unrealized gains on derivatives qualified as hedges	31,503	-
Total other comprehensive income (loss)	31,582	(1,213)
Comprehensive Income	$111,180	$82,251

The notes on pages 24 through 27 are an integral part of the financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations

New York State Electric & Gas Corporation

(a) Liquidity and Capital Resources

Electric Delivery Business

NYSEG's Price Protection Plan: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

Retail Access Credit: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

Independent System Operator: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

Natural Gas Delivery Business

Natural Gas Supply Alliance: See Energy East Corporation's Item 2(a), Natural Gas Delivery Business, for the discussion of this item.

Investing Activities

Investing Activities: Capital spending for the first three months of 2001 was $11 million, including nuclear fuel. For 2001 capital spending is projected to be $77 million, including nuclear fuel, and is expected to be paid for with internally generated funds. Capital spending will be primarily for the extension of energy delivery service, necessary improvements to existing facilities and compliance with environmental requirements.

(b) Results of Operations
Three months ended March 31 (Thousands)	2001	2000	Change
Operating Revenues	$625,461	$575,764	9%
Operating Income	$165,149	$149,523	10%
Earnings Available for Common Stock	$79,499	$83,365	(5%)

The $4 million decrease in earnings for the quarter was primarily due to higher natural gas costs caused by higher market prices, lower retail electricity prices and a non-recurring benefit in 2000 from a federal income tax audit adjustment. Those decreases were partially offset by higher retail electricity deliveries because of colder weather this quarter, lower purchased power and ancillary services costs and higher electricity transmission revenues.

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operation (Cont'd)

New York State Electric & Gas Corporation

Operating Results for the Electric Delivery Business
Three months ended March 31 (Thousands)	2001	2000	Change
Retail Deliveries - Megawatt-hours	3,787	3,561	6%
Operating Revenues	$457,761	$438,011	5%
Operating Expenses	$312,574	$331,150	(6%)
Operating Income	$145,187	$106,861	36%

The $20 million increase in operating revenues is primarily due to higher retail deliveries because of colder weather this quarter and higher transmission revenues. Those increases were partially offset by lower wholesale deliveries and lower retail prices primarily due to higher retail access deliveries.

Operating expenses decreased $19 million for the quarter due to lower purchased power costs, primarily due to lower wholesale deliveries and ancillary services costs, and cost control efforts.

Operating Results for the Natural Gas Delivery Business
Three months ended March 31 (Thousands)	2001	2000	Change
Retail Deliveries - Dekatherms	23,964	24,248	(1%)
Operating Revenues	$167,700	$137,753	22%
Operating Expenses	$147,738	$95,091	55%
Operating Income	$19,962	$42,662	(53%)

The $30 million increase in operating revenues is primarily due to the recovery of increased natural gas costs for non-residential deliveries.

Operating expenses increased $53 million primarily due to an increase in retail purchased gas costs caused by higher market prices.

Item 1.  Financial Statements

Notes to Financial Statements
for
Energy East Corporation
Central Maine Power Company
New York State Electric & Gas Corporation

Notes to Financial Statements of Registrants:
Registrant	Applicable Notes
Energy East	1, 2, 3, 4, 5
CMP	1, 2, 3, 4
NYSEG	1, 3, 4, 5

Note 1. Unaudited Financial Statements

The accompanying unaudited financial statements reflect all adjustments which are necessary, in the opinion of the management of the registrants, for a fair presentation of the interim results. All such adjustments are of a normal, recurring nature.

Energy East's financial statements and CMP's financial statements consolidate their majority-owned subsidiaries after eliminating all intercompany transactions.

The accompanying unaudited financial statements for each registrant should be read in conjunction with the financial statements and notes contained in the report on Form 10-K filed by each registrant for the year ended December 31, 2000. Due to the seasonal nature of the registrants' operations, financial results for interim periods are not necessarily indicative of trends for a 12-month period.

Note 2. Acquisitions of Connecticut Energy, CMP Group, CTG Resources and Berkshire Energy

Due to completion of the company's merger with CNE on February 8, 2000, and its mergers with CMP Group, CTG Resources and Berkshire Energy on September 1, 2000, the company's consolidated financial statements include CNE's results beginning with February 2000 and include CMP Group's, CTG Resources' and Berkshire Energy's results beginning with September 2000.

Amounts presented in the consolidated financial statements for CMP for the three months ended March 31, 2000, reflect the historical predecessor amounts reported by CMP prior to its acquisition by Energy East. Amounts reported for the three months ended March 31, 2001, include the amortization of goodwill related to the acquisition of CMP by Energy East.

The four merger transactions were accounted for using the purchase method. In each transaction the purchase price was allocated to the assets acquired and liabilities assumed based on values on the date of purchase. The cost in excess of the fair value of the net assets acquired in each transaction was recorded as goodwill and will be amortized on a straight-line basis over the estimated useful life. The useful life is determined based on the individual characteristics of each acquired company and the lives range from four to 40 years. Goodwill may be adjusted over the 12 months following the mergers as actual amounts for estimated liabilities become known.

The following pro forma information for the company for the three months ended March 31, 2000, which is based on unaudited data, gives effect to the company's four mergers as if they had been completed January 1, 2000. This information does not reflect future revenues or cost savings that may result from the mergers and is not indicative of actual results of operations had the mergers occurred at the beginning of the period presented or of results that may occur in the future.
Three Months Ended March 31	2000
(Thousands, except per share amounts)
Revenues	$1,148,971
Net income	$120,730
Earnings per share of common stock	$.97

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

Note 3. Segment Information

Energy East's electric delivery business consists of its regulated transmission, distribution and generation operations in New York and Maine; and its natural gas delivery business consists of its regulated transportation, storage and distribution operations in New York, Connecticut, Maine and Massachusetts. Other includes: the company's corporate assets, interest costs and operating expenses; intersegment eliminations; and non-utility businesses.

CMP's electric delivery business consists of its transmission and distribution operations. CMP operates in the State of Maine. Other includes CMP's corporate assets.

NYSEG's electric delivery business consists of its transmission, distribution and generation operations; and its natural gas segment consists of its transportation, storage and distribution operations. NYSEG operates in the State of New York. Other includes NYSEG's corporate assets.

Selected financial information for Energy East's, CMP's and NYSEG's business segments is presented in the following table.
	Electric Delivery	Natural Gas Delivery	Other	Total
(Thousands)
Three Months Ended
March 31, 2001
Operating Revenues Energy East CMP NYSEG	$688,006 $230,161 $457,761	$513,213 - $167,700	$69,920 - -	$1,271,139 $230,161 $625,461
Net Income Energy East CMP NYSEG	$86,343 $22,246 $70,464	$35,275 - $9,134	($6,017) - -	$115,601 $22,246 $79,598
March 31, 2000
Operating Revenues Energy East CMP (Predecessor) NYSEG	$438,011 $263,341 $438,011	$211,302 - $137,753	$35,113 - -	$684,426 $263,341 $575,764
Net Income Energy East CMP (Predecessor) NYSEG	$58,904 $33,768 $58,985	$31,853 - $24,479	$2,570 - -	$93,327 $33,768 $83,464
Total Assets
March 31, 2001 Energy East CMP NYSEG	$4,216,047 $1,892,600 $2,151,148	$2,443,934 - $644,333	$399,138 $4,462 $193,163	$7,059,119 $1,897,062 $2,988,644
December 31, 2000 Energy East CMP NYSEG	$4,212,623 $1,924,357 $2,116,933	$2,406,848 - $639,684	$394,257 $4,440 $196,368	$7,013,728 $1,928,797 $2,952,985

Note 4. Reclassifications

Certain amounts have been reclassified on the unaudited financial statements to conform with the 2001 presentation.

Note 5. Statement 133

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

Substantially all of the company's derivative instruments receive hedge accounting treatment under Statement 133. The transition adjustment for the company's derivative instruments, as of January 1, 2001, affected both Other Comprehensive Income and Net Income. The amount of the transition adjustment recorded in Other Comprehensive Income was a gain of approximately $58 million for the company, which included a gain of approximately $55 million for NYSEG. The amount of the transition adjustment recorded in Net Income was a gain of less than $1 million for the company due to NYSEG.

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

In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others: the deregulation and continued regulatory unbundling of a vertically integrated industry; the companies' ability to compete in the rapidly changing and increasingly competitive electricity and natural gas utility markets; regulatory uncertainty in a politically-charged environment of rising energy prices; the operation of the New York Independent System Operator (NYISO) and ISO New England, Inc.; the ability to control non-utility generator and other costs; changes in fuel supply or cost and the success of strategies to satisfy power requirements now that all of the company's coal-fired generation assets have been sold; the company's ability to expand its products and services, including its energy infrastructure in the Northeast; the company's ability to integrate the operations of CNE, CMP Group, CTG Resources, Berkshire Energy and RGS Energy with its operations; market risk; the ability to obtain adequate and timely rate relief; nuclear or environmental incidents; legal or administrative proceedings; changes in the cost or availability of capital; growth in the areas in which the companies are doing business; weather variations affecting customer energy usage; and other considerations that may be disclosed from time to time in the companies publicly disseminated documents and filings. The companies undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
(See reports on Form 10-K for Energy East, CMP and NYSEG for fiscal year ended December 31, 2000, Item 7A- Quantitative and Qualitative Disclosures About Market Risk.)

Commodity Price Risk: NYSEG has hedged approximately 80% of its expected residential natural gas load for the remainder of 2001 through futures and option contracts. For its remaining unhedged positions in 2001, a $1.00 per dekatherm change in the cost of natural gas changes natural gas costs by $2 million.

NYSEG uses electricity contracts and contracts for differences (CFDs) to manage against fluctuations in the cost of electricity. Those contracts allow NYSEG to fix margins on the majority of its retail electricity sales. The cost or benefit of those contracts is included in the amount expensed for electricity purchased when the electricity is sold. NYSEG has CFDs, generation and other electricity contracts, which provide for all of its total expected demand for the remainder of 2001, 89% for 2002 and 67% for 2003.

NYSEG is also exposed to daily price fluctuations in the spot price of electricity. In situations where the electricity contracts do not cover peak demand, NYSEG must buy electricity in the spot market. Conversely, when NYSEG has contracts for more electricity than its demand, it must sell the excess in the spot market. NYSEG uses a cash flow at risk (CFAR) calculation to measure this price risk. At May 1, 2001, the CFAR for electricity requirements was approximately $6 million for the next 12-month period. The CFAR indicates the amount by which the fair value of NYSEG's net position could vary from its current level over a 12-month period, with a 97.5% certainty, assuming all unhedged positions during that period are filled in the spot market.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

NYSEG received a letter in October 1999 from the New York State Attorney General's office alleging that NYSEG may have constructed and operated major modifications to certain emission sources at the Goudey and Greenidge generating stations, which it formerly owned, without obtaining the required prevention of significant deterioration or new source review permits. The Goudey and Greenidge plants were sold to The AES Corporation in May 1999. The letter requested that NYSEG and AES provide the Attorney General's office with a large number of documents relating to this allegation. In January 2000 NYSEG received a subpoena from the New York State Department of Environmental Conservation (NYSDEC) ordering production of similar documents. The NYSDEC subsequently requested similar documents with respect to the Hickling and Jennison generating stations, which the company formerly owned. Those stations were also sold to AES in May 1999.

In April 2000 NYSEG received a letter from the U.S. Environmental Protection Agency (EPA) requesting information with respect to the operation of the Milliken and Kintigh generating stations, which the company formerly owned. Those stations were also sold to AES in May 1999. NYSEG furnished documents pursuant to the Attorney General's, NYSDEC's and EPA's requests.

In May 2000 NYSEG received a notice of violation from the NYSDEC alleging that two projects at Goudey and four projects at Greenidge were constructed without the necessary permits having been obtained.

On April 18, 2001, EPA notified NYSEG by telephone that EPA would be issuing notices of violation alleging that various projects at the Milliken and Kintigh generating stations were constructed without the necessary permits having been obtained.

NYSEG believes it has complied with the applicable rules and regulations and there is no basisfor the Attorney General's, NYSDEC's and EPA's allegations. NYSEG believes that any liability related to this matter will be the responsibility of AES in accordance with the asset purchase agreement.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - See Exhibit Index.

(b)  The following reports on Form 8-K were filed during the quarter:

Energy East filed a report on Form 8-K, dated February 16, 2001, to report certain information under Item 5, "Other Events" and Item 7, "Financial Statements, Pro Forma Financial Information and Exhibits."

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY EAST CORPORATION (Registrant)
Date: May 10, 2001	By /s/Robert E. Rude Robert E. Rude Vice President and Controller (Chief Accounting Officer)

CENTRAL MAINE POWER COMPANY (Registrant)
Date: May 10, 2001	By /s/Curtis I. Call Curtis I. Call Treasurer (Chief Accounting Officer)

NEW YORK STATE ELECTRIC & GAS CORPORATION (Registrant)
Date: May 10, 2001	By /s/Sherwood J. Rafferty Sherwood J. Rafferty Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

The following exhibit is delivered with this report:
Registrant	Exhibit No.	Description of Exhibit
Energy East Corporation	3-4 -	By-Laws of the Company as amended April 12, 2001.