Form 10-Q
period 2002-03-31
ENERGY EAST CORP; NEW YORK STATE ELECTRIC & GAS CORP; CENTRAL MAINE POWER CO
filed 2002-05-09
CIK 1046861, 71675, 18675

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the quarterly period ended  March 31, 2002

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
Yes    X      No

As of April 30, 2002, shares of common stock outstanding for each registrant were:
Registrant	Description	Shares
Energy East Corporation	Par value $.01 per share	116,831,563
Central Maine Power Company	Par value $5 per share	31,211,471 (1)
New York State Electric & Gas Corporation	Par value $6.66 2/3 per share	64,508,477 (2)

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
  Statements of Cash Flows
  Statements of Retained Earnings
  Statements of Comprehensive Income
  Management's Discussion and Analysis of Financial Condition
    and Results of Operations
  (a) Liquidity and Capital Resources
  (b) Results of Operations

		17 18 20 21 21 22 22
	Notes to Financial Statements Forward-looking Statements	24 27
3	Quantitative and Qualitative Disclosures About Market Risk	28
	PART II - OTHER INFORMATION
6	Exhibits and Reports on Form 8-K (a) Exhibits (b) Reports on Form 8-K	28 28
Signatures		29
Exhibit Index		30

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Energy East Corporation
Consolidated Statements of Income - (Unaudited)
Three Months Ended March 31	2002	2001
(Thousands, except per share amounts)
Operating Revenues
Sales and services	$1,028,578	$1,271,139
Operating Expenses
Electricity purchased and fuel used in generation	305,953	352,629
Natural gas purchased	209,730	369,471
Other operating expenses	142,452	140,739
Maintenance	34,825	36,013
Depreciation and amortization	46,143	51,339
Other taxes	50,606	58,420
Total Operating Expenses	789,709	1,008,611
Operating Income	238,869	262,528
Writedown of Investment	10,115	-
Other (Income) and Deductions	(5,434)	1,246
Interest Charges, Net	55,910	55,625
Preferred Stock Dividends of Subsidiaries	7,592	478
Income Before Income Taxes	170,686	205,179
Income Taxes	65,116	89,578
Net Income	$105,570	$115,601
Earnings Per Share, basic and diluted	$.90	$.98
Dividends Paid Per Share	$.24	$.23
Average Common Shares Outstanding	116,720	117,386

The notes on pages 24 through 27 are an integral part of the financial statements.

Energy East Corporation
Consolidated Balance Sheets - (Unaudited)
	March 31, 2002	Dec. 31, 2001
(Thousands)
Assets
Current Assets
Cash and cash equivalents	$533,824	$437,014
Special deposits	1,939	1,555
Accounts receivable, net	589,337	563,796
Note receivable	59,689	12,126
Fuel, at average cost	52,816	92,234
Materials and supplies, at average cost	21,243	21,466
Accumulated deferred income tax benefits, net	9,987	4,170
Prepayments and other current assets	52,464	42,475
Total Current Assets	1,321,299	1,174,836
Utility Plant, at Original Cost
Electric	3,884,733	3,874,972
Natural gas	1,783,053	1,771,636
Common	212,115	213,362
	5,879,901	5,859,970
Less accumulated depreciation	2,302,563	2,270,516
Net Utility Plant in Service	3,577,338	3,589,454
Construction work in progress	26,058	36,978
Total Utility Plant	3,603,396	3,626,432
Other Property and Investments, Net	201,030	216,556
Regulatory and Other Assets
Regulatory assets
Nuclear plant obligations	194,834	199,797
Unfunded future income taxes	174,749	164,657
Unamortized loss on debt reacquisitions	52,653	53,965
Demand-side management program costs	12,426	18,137
Environmental remediation costs	86,149	85,835
Other	150,013	248,738
Total regulatory assets	670,824	771,129
Other assets
Goodwill, net	897,841	897,807
Prepaid pension benefits	456,752	435,901
Other	110,957	146,571
Total other assets	1,465,550	1,480,279
Total Regulatory and Other Assets	2,136,374	2,251,408
Total Assets	$7,262,099	$7,269,232

The notes on pages 24 through 27 are an integral part of the financial statements.

Energy East Corporation
Consolidated Balance Sheets - (Unaudited)
	March 31, 2002	Dec. 31, 2001
(Thousands)
Liabilities
Current Liabilities
Current portion of long-term debt	$406,451	$225,678
Notes payable	88,700	173,383
Accounts payable and accrued liabilities	187,975	224,150
Interest accrued	57,995	36,183
Taxes accrued	87,136	7,020
Other	123,374	142,926
Total Current Liabilities	951,631	809,340
Regulatory and Other Liabilities
Regulatory liabilities
Deferred income taxes	154,720	157,196
Gain on sale of generation assets	197,100	251,254
Pension benefits	51,678	52,642
Other	49,320	68,879
Total regulatory liabilities	452,818	529,971
Other liabilities
Deferred income taxes	495,487	461,600
Nuclear plant obligations	194,834	199,797
Other postretirement benefits	287,114	282,791
Environmental remediation costs	102,873	102,930
Other	209,994	241,975
Total other liabilities	1,290,302	1,289,093
Total Regulatory and Other Liabilities	1,743,120	1,819,064
Long-term debt	2,287,824	2,471,278
Total Liabilities	4,982,575	5,099,682
Commitments	-	-

Preferred Stock of Subsidiaries
 Company-obligated mandatorily redeemable trust preferred
   securities of subsidiary holding solely parent debentures
 Preferred stock redeemable solely at the option of subsidiaries

	345,000 43,420	345,000 43,373
Common Stock Equity Common stock	1,181	1,182
Capital in excess of par value	840,198	842,989
Retained earnings	1,075,848	998,281
Accumulated other comprehensive income (loss)	7,850	(22,335)
Treasury stock, at cost	(33,973)	(38,940)
Total Common Stock Equity	1,891,104	1,781,177
Total Liabilities and Stockholders' Equity	$7,262,099	$7,269,232

The notes on pages 24 through 27 are an integral part of the financial statements.

Energy East Corporation
Consolidated Statements of Cash Flows - (Unaudited)
Three Months Ended March 31	2002	2001
(Thousands)
Operating Activities
Net income	$105,570	$115,601
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	46,143	51,339
Income taxes and investment tax credits deferred, net	1,551	3,653
Pension income	(18,005)	(18,675)
Writedown of investment	10,115	-
Changes in current operating assets and liabilities
Accounts receivable	(25,541)	(48,095)
Inventory	39,641	45,309
Accounts payable and accrued liabilities	(36,175)	(103,788)
Interest accrued	21,812	19,581
Taxes accrued	80,116	89,926
Other current liabilities	(19,552)	(68,005)
Other, net	35,937	9,094
Net Cash Provided by Operating Activities	241,612	95,940
Investing Activities
Utility plant additions	(32,512)	(32,790)
Other property and investments, net	(199)	(13,343)
Other	130	526
Net Cash Used in Investing Activities	(32,581)	(45,607)
Financing Activities
Issuance of common stock	3,829	-
Repurchase of common stock	(1,749)	(11,765)
Repayments of first mortgage bonds and preferred stock of subsidiaries, including net premiums	(440)	(469)
Long-term note issuances	181	25,000
Long-term note retirements	(1,356)	(841)
Notes payable, net	(84,683)	(25,716)
Dividends on common stock	(28,003)	(27,019)
Net Cash Used in Financing Activities	(112,221)	(40,810)
Net Increase in Cash and Cash Equivalents	96,810	9,523
Cash and Cash Equivalents, Beginning of Period	437,014	143,626
Cash and Cash Equivalents, End of Period	$533,824	$153,149
Supplemental Disclosure of Cash Flows Information
Cash paid during the period: Interest, net of amounts capitalized Income taxes	$28,416 $(4,487)	$34,338 $7,946

The notes on pages 24 through 27 are an integral part of the financial statements.

Energy East Corporation
Consolidated Statements of Retained Earnings - (Unaudited)
Three Months Ended March 31	2002	2001
(Thousands)
Balance, Beginning of Period	$998,281	$918,016

Add net income	105,570	115,601

Deduct dividends on common stock	28,003	27,019

Balance, End of Period	$1,075,848	$1,006,598

The notes on pages 24 through 27 are an integral part of the financial statements.

Energy East Corporation
Consolidated Statements of Comprehensive Income - (Unaudited)
Three Months Ended March 31	2002	2001
(Thousands)
Net income	$105,570	$115,601
Other comprehensive income, net of tax
Net unrealized losses on investments	(6,425)	(4,590)
Reclassification adjustment for losses included in net income	5,900	-
Unrealized gains on derivatives qualified as hedges
Unrealized gains on derivatives qualified as hedges arising during the period due to cumulative effect of a change in accounting principle	-	58,250
Unrealized gains (losses) on derivatives qualified as hedges	20,215	(14,410)
Reclassification adjustment for losses (gains) included in net income	10,495	(11,034)
Net unrealized gains on derivatives qualified as hedges	30,710	32,806
Total other comprehensive income	30,185	28,216
Comprehensive Income	$135,755	$143,817

The notes on pages 24 through 27 are an integral part of the financial statements.

Item 2.  Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

(a) Liquidity and Capital Resources

Energy East Corporation and RGS Energy Merger Agreement

In February 2001 Energy East Corporation (Energy East or the company) announced that it had entered into a merger agreement with RGS Energy Group, Inc. under which all of the outstanding common stock of RGS Energy would be exchanged for a combination of cash and Energy East common stock valued at approximately $1.4 billion in the aggregate. The company will also assume approximately $1 billion of RGS Energy debt. RGS Energy will become a wholly-owned subsidiary of the company and the transaction will be accounted for under the purchase method of accounting.

Under the merger agreement 45% of the RGS Energy common stock will be exchanged for Energy East common stock with a value of $39.50 per RGS Energy share, subject to restrictions on the minimum and maximum number of shares to be issued, and 55% of the RGS Energy common stock will be converted into $39.50 in cash per RGS Energy share. RGS Energy shareholders will be able to elect the form of consideration they wish to receive, subject to proration. The company intends to finance the cash portion of the transaction primarily through the issuance of long-term debt and trust preferred securities.

In June 2001 RGS Energy's shareholders approved the merger and Energy East's shareholders approved the issuance of Energy East shares in connection with the merger.

The merger is subject to, among other things, various regulatory approvals, including the New York State Public Service Commission (NYPSC), Federal Energy Regulatory Commission (FERC), Nuclear Regulatory Commission (NRC) and Securities and Exchange Commission (SEC). The company has made all required regulatory filings and received approval from FERC in September 2001 and NRC in December 2001 for the change in control of RGS Energy's nuclear generation assets. In addition, the transaction cleared anti-trust review by the U.S. Department of Justice in October 2001.

On January 15, 2002, the company and New York State Electric & Gas Corporation (NYSEG) reached settlement with the NYPSC Staff and several other parties on a joint proposal for the merger and a new five-year electric rate plan for NYSEG. The NYPSC approved the joint proposal and merger on February 27, 2002. The company expects to complete its merger with RGS Energy in the second quarter of 2002.

Electric Delivery Business

Sale of Nine Mile Point 2: In November 2001 NYSEG sold its 18% interest in the Nine Mile Point 2 nuclear generating station (NMP2) to Constellation Nuclear. For its share of NMP2, NYSEG received at closing $59 million in cash and a $59 million 11% promissory note. On April 12, 2002, Constellation Nuclear paid the remaining balance plus accrued interest on the promissory note.

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

Regional Transmission Organization: In July 2001 FERC issued an order requiring the New York Independent System Operator (NYISO) and neighboring New England and Mid-Atlantic independent system operators (ISOs) to negotiate to form a single Northeast Regional Transmission Organization (RTO). RTOs are similar to ISOs, but have more authority and cover broader geographic regions. The NYISO and other parties involved in negotiating the formation of the RTO participated in mediation facilitated by a FERC administrative law judge (ALJ) for 45 days, leading to a business plan detailing the process to develop a Northeast RTO. The business plan, coupled with an ALJ's report, have been submitted to the FERC. Subsequently, the New England ISO and the NYISO entered into an agreement to consider forming a RTO and PJM Interconnection, L.L.C. (PJM) entered into an agreement to form common market systems with the Midwest ISO. A FERC decision on the Northeast RTO is expected later this year.

In October 2001 FERC also commenced a proceeding to consider national standard market design issues and is expected to engage in a rulemaking proceeding soon. NYSEG and Central Maine Power Company (CMP) have consistently advocated the formation of a Northeast/Mid-Atlantic RTO, including PJM, or functionally combined markets throughout the Northeast because they believe that a larger wholesale power market is essential to facilitate greater liquidity and competition. A Northeast RTO may include an independent transmission company which would be owned by participating transmission owners. The transmission company would share RTO responsibilities with an independent market administrator and would focus on transmission investment opportunities, instead of energy, capacity and other generation-based markets. The company is unable to predict the ultimate effect, if any, of the expected rulemaking on wholesale power markets and the company's transmission system.

CMP Alternative Rate Plan: In September 2000 the Maine Public Utilities Commission (MPUC) approved CMP's Alternative Rate Plan (ARP 2000). ARP 2000 applies only to CMP's state jurisdictional distribution revenue requirement and excludes revenue requirements related to stranded costs and transmission services. Recovery of stranded costs, primarily over-market nonutility generator (NUG) contracts, has been provided for under Maine's Restructuring Law. ARP 2000 began January 1, 2001, and continues through December 31, 2007, with price changes, if any, occurring on July 1, in the years 2002 through 2007.

On March 15, 2002, CMP submitted a filing to the MPUC for price changes to be effective beginning July 1, 2002. CMP is proposing a 5.85% reduction in distribution rates for customers not subject to special contracts, to be effective July 1, 2002. The reduction reflects a decrease of 3.06% in distribution rates resulting from expiring amortizations and the application of a price cap mechanism, and an additional one-time decrease of 2.79% reflecting over-collections of certain costs, such as demand-side management, and insurance proceeds related to environmental remediation.

CMP Electricity Supply Responsibility: Under Maine Law adopted in 1997 CMP was mandated to sell its generation assets and relinquish its supply responsibilities. However, the MPUC can mandate that CMP be a standard-offer provider for supply service should bids by competitive suppliers be deemed unacceptable by the MPUC. CMP's revenues will fluctuate as its status as a standard-offer provider changes. There is no effect on net income, however, because CMP will not incur costs to purchase electricity for customers during the periods when it is not required to be the standard-offer provider. (See Item 2(b) - Operating Results for the Electric Delivery Business.)

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

In September 2001 the MPUC chose Constellation Power Source Maine, LLC as the new supplier of standard-offer electricity to CMP's residential and small commercial standard-offer class for a three-year period beginning March 1, 2002. On January 14, 2002, the MPUC chose Select Energy, Inc. as the new supplier of standard-offer electricity to all other CMP commercial customers and all CMP industrial customers for a one-year period beginning March 1, 2002.

NYPSC-mandated Contracts with Customers: In March and April 2002 the NYPSC issued orders directing NYSEG to enter into long-term electric service contracts with two large industrial customers that contain unduly low and preferential rates. In April 2002 NYSEG petitioned for rehearing of these orders on the basis that each order, and each underlying contract, violates law, NYSEG's tariffs and NYPSC guidelines.

Lost revenues associated with these long-term electric service contracts will be recovered through the asset sale gain account created by NYSEG's sale in 2001 of its interest in NMP2. After giving effect to the amortization of the asset sale gain account to fund the first year of the electric rate reduction (See report on Form 10-K for Energy East and NYSEG for fiscal year ended December 31, 2001, Item 7 - Liquidity and Capital Resources, NYSEG Electric Rate Settlement), the remaining balance would be entirely consumed by discounts offered to these two large industrial customers. NYSEG believes that the remaining balance should not be used for discounts provided to just two customers, but should be available to fund other economic development projects and for the recovery of uncontrollable costs. NYSEG's petitions for rehearing are pending.

Natural Gas Delivery Business

Natural Gas Supply Alliance: Four of Energy East's natural gas companies: NYSEG, The Southern Connecticut Gas Corporation, Connecticut Natural Gas Corporation and The Berkshire Gas Company, continued for two years a strategic alliance with BP Energy Company, effective April 1, 2002, for the acquisition, optimization and management of certain natural gas supply, transportation and storage, including price risk management. The alliance provides the companies with greater supply flexibility, enhances the benefits of a larger natural gas portfolio and is based on sharing incremental savings. The companies still own and control their natural gas assets and work with BP Energy to obtain the lowest cost supply while maintaining reliability of service. The Energy East natural gas companies have made appropriate regulatory filings concerning the alliance, seeking approvals as required.

Investing and Financing Activities

Investing Activities: Capital spending for the first three months of 2002 was $33 million. Capital spending, excluding the RGS merger transaction, is projected to be $223 million in 2002, and is expected to be paid for with internally generated funds. Capital spending will be primarily for the extension of energy delivery service, necessary improvements to existing facilities and compliance with environmental requirements.

Financing Activities: During the three months ended March 31, 2002, the company repurchased 92,600 shares of its common stock, at an average price of $18.89 per share, and issued 196,652 shares, at an average price of $19.47 per share, through its Dividend Reinvestment and Stock Purchase Plan, substantially out of treasury stock.

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

In May 2001 the company filed a shelf registration statement with the SEC to sell up to $1 billion in an unspecified combination of debt and trust preferred securities, of which $405 million is currently available. The company plans to use the net proceeds from this shelf registration to fund the cash portion of the consideration for the pending merger with RGS Energy. (See Energy East Corporation and RGS Energy Merger Agreement.) The company may also use a portion of the proceeds for general corporate purposes, such as short-term debt reduction, repurchases of securities and to fund equity contributions to subsidiaries.

NYSEG will redeem, at a premium, on May 16, 2002, $150 million of 8 7/8% Series first mortgage bonds due November 1, 2021, and will redeem, at par, on May 15, 2002, the remaining $21.34 million of two 9 7/8% Series first mortgage bonds due 2020. The redemptions will be financed with internally generated cash and the proceeds from the promissory note prepaid by Constellation Nuclear. (See Sale of Nine Mile Point 2.) NYSEG will incur a $10 million reduction to earnings in the second quarter of 2002 as a result of these redemptions, but will save over $16 million pre-tax each year in interest costs.

(b) Results of Operations
Three months ended March 31 (Thousands, except per share amounts)	2002	2001	Change
Operating Revenues	$1,028,578	$1,271,139	(19%)
Operating Income	$238,869	$262,528	(9%)
Net Income	$105,570	$115,601	(9%)
Average Common Shares Outstanding	116,720	117,386	(1%)
Earnings Per Share, basic and diluted	$.90	$.98	(8%)
Dividends Paid Per Share	$.24	$.23	4%

Earnings per share for the quarter decreased three cents compared to the prior year quarter, excluding a writedown of CMP Group, Inc.'s investment in NEON Communications, Inc. that reduced earnings per share by five cents. (See Note 3 to the company's consolidated Financial Statements.) The decrease is primarily the result of a reduction in electric and natural gas retail deliveries due to mild winter weather, an electric price reduction for NYSEG effective March 1, 2002, and lower electric transmission revenues. Those items were partially offset by lower costs of natural gas purchases and the elimination of goodwill amortization in 2002.

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

Operating Results for the Electric Delivery Business
Three months ended March 31 (Thousands)	2002	2001	Change
Retail Deliveries - Megawatt-hours	5,980	6,204	(4%)
Operating Revenues	$631,040	$688,006	(8%)
Operating Expenses	$467,955	$498,868	(6%)
Operating Income	$163,085	$189,138	(14%)

The $57 million decrease in operating revenues for the quarter is primarily the result of CMP not being the standard-offer provider for the supply of electricity effective in March 2002 (See Item 2(a) - CMP Electricity Supply Responsibility), lower retail deliveries due to mild winter weather, a price reduction for NYSEG effective March 1, 2002, and lower transmission revenues.

Operating expenses decreased $31 million for the quarter primarily due to a decrease in electricity purchased because CMP is no longer the standard offer provider for the supply of electricity, and the elimination of goodwill amortization in 2002.

Operating Results for the Natural Gas Delivery Business
Three months ended March 31 (Thousands)	2002	2001	Change
Retail Deliveries - Dekatherms	56,107	55,496	1%
Operating Revenues	$344,968	$513,213	(33%)
Operating Expenses	$264,278	$430,860	(39%)
Operating Income	$80,690	$82,353	(2%)

The $168 million decrease in operating revenues for the three months is primarily the result of lower retail deliveries due to mild winter weather and lower prices for nonresidential and wholesale customers.

Operating expenses decreased $167 million for the quarter primarily due to a decrease in the cost of natural gas purchased as a result of lower natural gas prices and retail deliveries, and cost control efforts.

Item 1.  Financial Statements

Central Maine Power Company
Consolidated Statements of Income - (Unaudited)
Three Months Ended March 31	2002	2001
(Thousands)
Operating Revenues
Sales and services	$200,614	$230,161
Operating Expenses
Electricity purchased and fuel used in generation	84,690	118,302
Other operating expenses	46,132	42,178
Maintenance	10,513	11,515
Depreciation and amortization	8,854	9,145
Other taxes	5,480	5,066
Total Operating Expenses	155,669	186,206
Operating Income	44,945	43,955
Other (Income) and Deductions	(1,150)	(278)
Interest Charges, Net	8,084	6,500
Income Before Income Taxes	38,011	37,733
Income Taxes	14,728	15,487
Net Income	23,283	22,246
Preferred Stock Dividends	361	361
Earnings Available for Common Stock	$22,922	$21,885

The notes on pages 24 through 27 are an integral part of the financial statements.

Central Maine Power Company
Consolidated Balance Sheets - (Unaudited)
	March 31, 2002	Dec. 31, 2001
(Thousands)
Assets
Current Assets
Cash and cash equivalents	$18,326	$20,777
Accounts receivable, net	116,361	123,615
Materials and supplies, at average cost	8,841	9,018
Accumulated deferred income tax benefits, net	102	74
Prepayments and other current assets	5,045	10,439
Total Current Assets	148,675	163,923
Utility Plant, at Original Cost
Electric	1,317,023	1,312,778
Less accumulated depreciation	496,451	488,159
Net Utility Plant in Service	820,572	824,619
Construction work in progress	2,863	5,546
Total Utility Plant	823,435	830,165
Other Property	5,869	5,988
Investment in Associated Companies, at Equity	29,457	29,868
Regulatory and Other Assets
Regulatory assets
Nuclear plant obligations	194,834	199,797
Unfunded future income taxes	92,707	90,471
Unamortized loss on debt reacquisitions	10,652	11,006
Demand-side management program costs	12,426	14,054
Environmental remediation costs	5,552	6,075
Other	84,797	139,987
Total regulatory assets	400,968	461,390
Other assets
Goodwill, net	325,174	325,174
Prepaid pension benefits	29,886	29,886
Other	15,800	19,406
Total other assets	370,860	374,466
Total Regulatory and Other Assets	771,828	835,856
Total Assets	$1,779,264	$1,865,800

The notes on pages 24 through 27 are an integral part of the financial statements.

Central Maine Power Company
Consolidated Balance Sheets - (Unaudited)
	March 31, 2002	Dec. 31, 2001
(Thousands)
Liabilities
Current Liabilities
Current portion of long-term debt	$63,063	$52,959
Notes payable	28,500	46,500
Accounts payable and accrued liabilities	43,952	64,104
Interest accrued	2,149	5,181
Taxes accrued	4,997	-
Other	44,328	40,206
Total Current Liabilities	186,989	208,950
Regulatory and Other Liabilities
Regulatory liabilities
Deferred income taxes	95,070	92,630
Gain on sale of generation assets	135,501	190,779
Pension benefits	7,205	7,355
Other	8,477	21,840
Total regulatory liabilities	246,253	312,604
Other liabilities
Deferred income taxes	25,219	17,385
Nuclear plant obligations	194,834	199,797
Other postretirement benefits	67,332	66,801
Environmental remediation costs	2,719	2,790
Other	105,881	119,575
Total other liabilities	395,985	406,348
Total Regulatory and Other Liabilities	642,238	718,952
Long-term debt	224,304	235,133
Total Liabilities	1,053,531	1,163,035
Commitments	-	-
Preferred Stock Preferred stock	35,571	35,571
Capital in excess of par value	(3,269)	(3,316)
Common Stock Equity Common stock	156,057	162,213
Capital in excess of par value	485,296	498,141
Retained earnings	54,226	31,304
Accumulated other comprehensive income (loss)	(2,148)	(2,148)
Treasury stock, at cost	-	(19,000)
Total Common Stock Equity	693,431	670,510
Total Liabilities and Stockholder's Equity	$1,779,264	$1,865,800

The notes on pages 24 through 27 are an integral part of the financial statements.

Central Maine Power Company
Consolidated Statements of Cash Flows - (Unaudited)
Three Months Ended March 31	2002	2001
(Thousands)
Operating Activities
Net income	$23,283	$22,246
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,854	9,145
Income taxes and investment tax credits deferred, net	8,010	2,459
Pension income	531	(200)
Changes in current operating assets and liabilities
Accounts receivable	7,254	11,795
Inventory	177	(15)
Prepayments and other current assets	5,394	5,057
Accounts payable and accrued liabilities	(20,152)	(4,940)
Interest accrued	(3,032)	(2,822)
Taxes accrued	4,997	4,607
Other current liabilities	4,122	(18,430)
Asset sale gain amortization	(16,487)	(5,519)
Changes in deferred balances and related carrying costs	(702)	(206)
Other, net	4,415	6,901
Net Cash Provided by Operating Activities	26,664	30,078
Investing Activities
Utility plant additions	(10,091)	(13,087)
Other property and investments	76	7
Net Cash Used in Investing Activities	(10,015)	(13,080)
Financing Activities
Long-term note issuances	-	25,000
Long-term note retirements	(739)	(741)
Notes payable, net	(18,000)	(11,500)
Dividends on common and preferred stock	(361)	(23,461)
Net Cash Used in Financing Activities	(19,100)	(10,702)
Net (Decrease) Increase in Cash and Cash Equivalents	(2,451)	6,296
Cash and Cash Equivalents, Beginning of Period	20,777	17,933
Cash and Cash Equivalents, End of Period	$18,326	$24,229
Supplemental Disclosure of Cash Flows Information
Cash paid during the period: Interest, net of amounts capitalized Income taxes	$8,836 $(2,536)	$8,477 $5,886

The notes on pages 24 through 27 are an integral part of the financial statements.

Central Maine Power Company
Consolidated Statements of Retained Earnings - (Unaudited)
Three Months Ended March 31	2002	2001
(Thousands)
Balance, Beginning of Period	$31,304	$23,291
Add net income	23,283	22,246
	54,587	45,537
Deduct Dividends on Capital Stock
Preferred	361	361
Common	-	23,100
	361	23,461
Balance, End of Period	$54,226	$22,076

The notes on pages 24 through 27 are an integral part of the financial statements.

Central Maine Power Company
Consolidated Statements of Comprehensive Income - (Unaudited)
Three Months Ended March 31	2002	2001
(Thousands)
Net income	$23,283	$22,246
Other comprehensive income, net of tax
Net unrealized gain on investments	-	275
Total other comprehensive income	-	275
Comprehensive Income	$23,283	$22,521

The notes on pages 24 through 27 are an integral part of the financial statements.

Item 2.  Management's discussion and analysis of financial condition and results of operations

Central Maine Power Company

(a) Liquidity and Capital Resources

Electric Delivery Business

Regional Transmission Organization: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

CMP Alternative Rate Plan: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

CMP Electricity Supply Responsibility: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

Investing and Financing Activities

Investing Activities: Capital spending for the first three months of 2002 was $10 million. Capital spending is projected to be $41 million in 2002 and is expected to be paid for with internally generated funds. Capital spending will be primarily for the extension of electric delivery service, necessary improvements to existing facilities and compliance with environmental requirements.

Financing Activities: In January 2002 CMP cancelled its shares of treasury stock, which had a carrying value of $19 million, and restored the shares to the status of authorized but unissued shares of common stock of the corporation.

(b) Results of Operations
Three months ended March 31 (Thousands)	2002	2001	Change
Retail Deliveries - Megawatt-hours	2,244	2,418	(7%)
Operating Revenues	$200,614	$230,161	(13%)
Operating Expenses	$155,669	$186,206	(16%)
Operating Income	$44,945	$43,955	2%
Earnings Available for Common Stock	$22,922	$21,885	5%

Earnings for the quarter increased $1 million primarily due to the elimination of goodwill amortization in 2002.

The $30 million decrease in operating revenues is primarily the result of CMP not being the standard-offer provider for the supply of electricity effective in March 2002. (See Item 2(a) - CMP Electricity Supply Responsibility.) The loss in revenue was offset by a corresponding decrease in electricity purchased, which was the primary reason for the $31 million decrease in operating expenses. Operating expenses also decreased due to the elimination of goodwill amortization in 2002.

Item 1.  Financial Statements

New York State Electric & Gas Corporation
Statements of Income - (Unaudited)
Three Months Ended March 31	2002	2001
(Thousands)
Operating Revenues
Electric	$430,374	$457,761
Natural Gas	126,881	167,700
Total Operating Revenues	557,255	625,461
Operating Expenses
Electricity purchased and fuel used in generation	207,717	201,520
Natural gas purchased	76,916	122,610
Other operating expenses	52,711	54,914
Maintenance	20,949	21,062
Depreciation and amortization	24,433	25,337
Other taxes	31,599	34,869
Total Operating Expenses	414,325	460,312
Operating Income	142,930	165,149
Other (Income) and Deductions	24	2,385
Interest Charges, Net	25,174	26,653
Income Before Income Taxes	117,732	136,111
Income Taxes	48,111	56,513
Net Income	69,621	79,598
Preferred Stock Dividends	99	99
Earnings Available for Common Stock	$69,522	$79,499

The notes on pages 24 through 27 are an integral part of the financial statements.

New York State Electric & Gas Corporation
Balance Sheets - (Unaudited)
	March 31, 2002	Dec. 31, 2001
(Thousands)
Assets
Current Assets
Cash and cash equivalents	$130,656	$21,617
Special deposits	1,785	1,432
Accounts receivable, net	289,128	292,687
Note receivable	59,689	12,126
Fuel, at average cost	6,356	32,094
Materials and supplies, at average cost	6,926	7,027
Accumulated deferred income tax benefits, net	3,925	3,930
Prepayments	35,126	26,421
Total Current Assets	533,591	397,334
Utility Plant, at Original Cost
Electric	2,567,710	2,562,194
Natural gas	657,760	654,224
Common	131,368	132,928
	3,356,838	3,349,346
Less accumulated depreciation	1,355,839	1,341,964
Net Utility Plant in Service	2,000,999	2,007,382
Construction work in progress	15,661	22,885
Total Utility Plant	2,016,660	2,030,267
Other Property and Investments, Net	42,991	43,242
Regulatory and Other Assets
Regulatory assets
Unfunded future income taxes	21,908	12,984
Unamortized loss on debt reacquisitions	42,001	42,959
Demand-side management program costs	-	4,083
Environmental remediation costs	53,867	53,167
Other	6,646	17,917
Total regulatory assets	124,422	131,110
Other assets
Goodwill, net	11,199	11,199
Prepaid pension benefits	355,121	334,769
Note receivable	-	47,553
Other	28,891	18,949
Total other assets	395,211	412,470
Total Regulatory and Other Assets	519,633	543,580
Total Assets	$3,112,875	$3,014,423

The notes on pages 24 through 27 are an integral part of the financial statements.

New York State Electric & Gas Corporation
Balance Sheets - (Unaudited)
	March 31, 2002	Dec. 31, 2001
(Thousands)
Liabilities
Current Liabilities
Current portion of long-term debt	$322,017	$150,873
Accounts payable and accrued liabilities	93,243	109,476
Interest accrued	26,385	15,967
Taxes accrued	48,811	7,499
Other	40,138	65,268
Total Current Liabilities	530,594	349,083
Regulatory and Other Liabilities
Regulatory liabilities
Deferred income taxes	18,479	17,308
Gain on sale of generation assets	61,598	60,476
Other	25,600	29,810
Total regulatory liabilities	105,677	107,594
Other liabilities
Deferred income taxes	332,564	310,456
Other postretirement benefits	190,927	187,916
Environmental remediation costs	76,800	76,100
Other	57,715	85,126
Total other liabilities	658,006	659,598
Total Regulatory and Other Liabilities	763,683	767,192
Long-term debt	868,173	1,039,135
Total Liabilities	2,162,450	2,155,410
Commitments	-	-
Preferred Stock Preferred stock redeemable solely at NYSEG's option	10,159	10,159
Common Stock Equity Common stock	430,057	430,057
Capital in excess of par value	270,835	270,835
Retained earnings	233,719	164,197
Accumulated other comprehensive income (loss)	5,655	(16,235)
Total Common Stock Equity	940,266	848,854
Total Liabilities and Stockholder's Equity	$3,112,875	$3,014,423

The notes on pages 24 through 27 are an integral part of the financial statements.

New York State Electric & Gas Corporation
Statements of Cash Flows - (Unaudited)
Three Months Ended March 31	2002	2001
(Thousands)
Operating Activities
Net income	$69,621	$79,598
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	24,433	25,337
Income taxes and investment tax credits deferred, net	4,101	5,205
Pension income	(17,580)	(18,041)
Changes in current operating assets and liabilities
Accounts receivable	3,559	1,560
Inventory	25,839	25,679
Prepayments	(8,705)	(12,077)
Accounts payable and accrued liabilities	(16,233)	(48,666)
Interest accrued	10,418	10,931
Taxes accrued	41,312	40,804
Other current liabilities	(25,130)	(21,996)
Other, net	12,097	(120)
Net Cash Provided by Operating Activities	123,732	88,214
Investing Activities
Utility plant additions	(15,177)	(11,786)
Other	583	1,217
Net Cash Used in Investing Activities	(14,594)	(10,569)
Financing Activities
Notes payable, net	-	(39,000)
Dividends on common and preferred stock	(99)	(40,642)
Net Cash Used in Financing Activities	(99)	(79,642)
Net Increase (Decrease) in Cash and Cash Equivalents	109,039	(1,997)
Cash and Cash Equivalents, Beginning of Period	21,617	17,618
Cash and Cash Equivalents, End of Period	$130,656	$15,621
Supplemental Disclosure of Cash Flows Information
Cash paid during the period: Interest, net of amounts capitalized Income taxes	$13,447 $6,025	$14,624 $6,664

The notes on pages 24 through 27 are an integral part of the financial statements.

New York State Electric & Gas Corporation
Statements of Retained Earnings - (Unaudited)
Three Months Ended March 31	2002	2001
(Thousands)
Balance, Beginning of Period	$164,197	$35,329
Add net income	69,621	79,598
	233,818	114,927
Deduct Dividends on Capital Stock
Preferred	99	99
Common	-	40,543
	99	40,642
Balance, End of Period	$233,719	$74,285

The notes on pages 24 through 27 are an integral part of the financial statements.

New York State Electric & Gas Corporation
Statements of Comprehensive Income - (Unaudited)
Three Months Ended March 31	2002	2001
(Thousands)
Net income	$69,621	$79,598
Other comprehensive income, net of tax
Net unrealized (losses) gains on investments	(274)	79
Unrealized gains on derivatives qualified as hedges
Unrealized gains on derivatives qualified as hedges arising during the period due to cumulative effect of a change in accounting principle	-	54,602
Unrealized gains (losses) on derivatives qualified as hedges	15,510	(13,261)
Reclassification adjustment for losses (gains) included in net income	6,654	(9,838)
Net unrealized gains on derivatives qualified as hedges	22,164	31,503
Total other comprehensive income	21,890	31,582
Comprehensive Income	$91,511	$111,180

The notes on pages 24 through 27 are an integral part of the financial statements.

Item 2.  Management's discussion and analysis of financial condition and results of operations

New York State Electric & Gas Corporation

(a) Liquidity and Capital Resources

Electric Delivery Business

Sale of Nine Mile Point 2: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

Regional Transmission Organization: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

NYPSC-mandated Contracts with Customers: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

Natural Gas Delivery Business

Natural Gas Supply Alliance: See Energy East Corporation's Item 2(a), Natural Gas Delivery Business, for the discussion of this item.

Investing Activities

Investing Activities: Capital spending for the first three months of 2002 was $15 million. Capital spending is projected to be $104 million in 2002 and is expected to be paid for with internally generated funds. Capital spending will be primarily for necessary improvements to existing facilities, the extension of energy delivery service and compliance with environmental requirements.

Financing Activities: NYSEG will redeem, at a premium, on May 16, 2002, $150 million of 8 7/8% Series first mortgage bonds due November 1, 2021, and will redeem, at par, on May 15, 2002, the remaining $21.34 million of two 9 7/8% Series first mortgage bonds due 2020. The redemptions will be financed with internally generated cash and the proceeds from the promissory note prepaid by Constellation Nuclear. (See Sale of Nine Mile Point 2.) NYSEG will incur a $10 million reduction to earnings in the second quarter of 2002 as a result of these redemptions, but will save over $16 million pre-tax each year in interest costs.

(b) Results of Operations
Three months ended March 31 (Thousands)	2002	2001	Change
Operating Revenues	$557,255	$625,461	(11%)
Operating Income	$142,930	$165,149	(13%)
Earnings Available for Common Stock	$69,522	$79,499	(13%)

The $10 million decrease in earnings for the quarter was primarily due to an electric price reduction effective March 1, 2002, higher electricity purchased power costs and lower electric deliveries caused by mild winter weather.

Management's discussion and analysis of financial condition and results of operations

New York State Electric & Gas Corporation

Operating Results for the Electric Delivery Business
Three months ended March 31 (Thousands)	2002	2001	Change
Retail Deliveries - Megawatt-hours	3,736	3,787	(1%)
Operating Revenues	$430,374	$457,761	(6%)
Operating Expenses	$312,225	$312,574	-
Operating Income	$118,149	$145,187	(19%)

The $27 million decrease in operating revenues for the quarter is primarily due to decreases in: wholesale deliveries, retail deliveries due to mild winter weather and transmission revenues, and a price reduction effective March 1, 2002.

Operating expenses did not change significantly for the quarter. Purchased power costs increased due to higher NUG costs, offset by reduced purchases because of lower wholesale deliveries.

Operating Results for the Natural Gas Delivery Business
Three months ended March 31 (Thousands)	2002	2001	Change
Retail Deliveries - Dekatherms	21,838	23,964	(9%)
Operating Revenues	$126,881	$167,700	(24%)
Operating Expenses	$102,100	$147,738	(31%)
Operating Income	$24,781	$19,962	24%

The $41 million decrease in operating revenues for the quarter is primarily due to lower retail deliveries caused by mild winter weather and lower prices for nonresidential and wholesale customers.

Operating expenses decreased $46 million for the quarter primarily due to a decrease in the cost of natural gas purchased as a result lower natural gas prices and retail deliveries.

Item 1.  Financial Statements

Notes to Financial Statements
for
Energy East Corporation
Central Maine Power Company
New York State Electric & Gas Corporation

Notes to Financial Statements of Registrants:
Registrant	Applicable Notes
Energy East	1, 2, 3, 4, 5
CMP	1, 2, 4, 5
NYSEG	1, 2, 4, 5

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

The accompanying unaudited financial statements for each registrant should be read in conjunction with the financial statements and notes contained in the report on Form 10-K filed by each registrant for the year ended December 31, 2001. Due to the seasonal nature of the registrants' operations, financial results for interim periods are not necessarily indicative of trends for a 12-month period.

Note 2. Goodwill and Other Intangible Assets

Effective January 1, 2002, Energy East, CMP and NYSEG adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. As required by Statement 142 the companies are no longer amortizing goodwill and are not amortizing intangible assets with indefinite lives (unamortized intangible assets). Both goodwill and unamortized intangible assets will be tested at least annually for impairment. Intangible assets with finite lives are being amortized (amortized intangible assets) and are reviewed for impairment.

The companies are still evaluating the requirement to recognize a transitional goodwill impairment loss. There was no reclassification of goodwill to intangible assets and no reclassification of intangible assets to goodwill as of January 1, 2002. The carrying amount of goodwill on the companies' balance sheets, by operating segment, as of March 31, 2002, is presented below.

(Thousands)	Electric Delivery	Natural Gas Delivery	Other	Total
Energy East	$325,174	$554,787	$17,880	$897,841
CMP	$325,174	-	-	$325,174
NYSEG	-	$11,199	-	$11,199

Goodwill amortization for the year ended December 31, 2001, was $25 million for Energy East, $9 million for CMP and less than $0.4 million for NYSEG.

Other Intangible Assets: Energy East's unamortized intangible assets primarily consist of organization costs and franchises and consents, and had a carrying amount of $1.5 million at March 31, 2002, and December 31, 2001. Energy East's amortized intangible assets primarily consist of investments in pipelines, and had a gross carrying amount of $25.8 million at March 31, 2002, and December 31, 2001. The accumulated amortization was $5.9 million at March 31, 2002, and $5.5 million at December 31, 2001.

CMP's amortized intangible assets primarily consist of technology rights, and had a gross carrying amount and accumulated amortization of less than $0.3 million at March 31, 2002, and December 31, 2001.

NYSEG's unamortized intangible assets primarily consist of franchises and consents, and had a carrying amount of $0.9 million at March 31, 2002, and December 31, 2001. NYSEG's amortized intangible assets consist of hydroelectric licenses, and had a gross carrying amount of $1.5 million and accumulated amortization of $0.9 million at both March 31, 2002, and December 31, 2001.

Estimated intangible assets amortization expense for the five years ended December 31 is as follows (for Energy East, excludes amortizable intangible assets that would result from the RGS Energy merger):
(Thousands)	2002	2003	2004	2005	2006
Energy East	$1,736	$1,736	$1,724	$1,587	$1,553
CMP	$8	$8	$8	$8	$8
NYSEG	$48	$48	$48	$48	$31

Transitional Information: Results of operations information for the companies as though Statement 142 had been adopted January 1, 2001, is:
	Energy East		CMP		NYSEG
Quarter Ended March 31:	2002	2001	2002	2001	2002	2001
(Thousands, except per share data)
Reported net income:	$105,570	$115,601	$23,283	$22,246	$69,621	$79,598
Add back: Goodwill amortization	-	6,170	-	2,153	-	96
Adjusted net income	$105,570	$121,771	$23,283	$24,399	$69,621	$79,694
Reported basic and diluted earnings per share:	$.90	$.98
Add back: Goodwill amortization	-	..05
Adjusted basic and diluted earnings per share	$.90	$1.03

Note 3. Fair Value of Financial Instruments

The company has been evaluating the carrying value of CMP Group's investment in NEON Communications, Inc. because there has been a significant decline in the market value of NEON common shares for nearly two years. That decline is consistent with the market performance of telecommunications businesses as a whole. The investment in NEON is classified as available-for-sale, accounted for by the cost method and carried at its fair value, with changes in fair value recognized in other comprehensive income.

During the first quarter of 2002, the company determined that an additional decline in NEON's market value was other than temporary and wrote down the cost basis of the investment in NEON Communications to $2 million, based on the closing market price of NEON common shares on March 31, 2002. The writedown, which totaled $6 million after taxes, or five cents per share, is reflected in the company's earnings for the first quarter of 2002.

Note 4. Segment Information

Energy East's electric delivery business consists of its regulated transmission, distribution and generation operations in Maine and New York; and its natural gas delivery business consists of its regulated transportation, storage and distribution operations in New York, Connecticut, Maine and Massachusetts. Other includes: the company's corporate assets, interest income, interest expense and operating expenses; intersegment eliminations; and nonutility businesses.

CMP's electric delivery business, which it conducts in the State of Maine, consists of its regulated transmission and distribution operations. Other consists of CMP's corporate assets.

NYSEG's electric delivery business consists of its regulated transmission, distribution and generation operations. Its natural gas delivery business consists of its regulated transportation, storage and distribution operations. NYSEG operates in the State of New York. Other consists of NYSEG's corporate assets.

Selected information for Energy East's, CMP's and NYSEG's business segments is:
	Electric Delivery	Natural Gas Delivery	Other	Total
Three Months Ended		(Thousands)
March 31, 2002
Operating Revenues Energy East CMP NYSEG	$631,040 $200,614 $430,374	$344,968 - $126,881	$52,570 - -	$1,028,578 $200,614 $557,255
Net Income Energy East CMP NYSEG	$76,956 $23,283 $58,490	$41,181 - $11,131	($12,567) - -	$105,570 $23,283 $69,621
March 31, 2001
Operating Revenues Energy East CMP NYSEG	$688,006 $230,161 $457,761	$513,213 - $167,700	$69,920 - -	$1,271,139 $230,161 $625,461
Net Income Energy East CMP NYSEG	$86,343 $22,246 $70,464	$35,275 - $9,134	($6,017) - -	$115,601 $22,246 $79,598

	Electric Delivery	Natural Gas Delivery	Other	Total
Total Assets
March 31, 2002 Energy East CMP NYSEG	$4,167,396 $1,770,720 $2,238,385	$2,486,045 - $699,058	$608,658 $8,544 $175,432	$7,262,099 $1,779,264 $3,112,875
December 31, 2001 Energy East CMP NYSEG	$4,175,280 $1,857,157 $2,164,929	$2,467,647 - $674,852	$626,305 $8,643 $174,642	$7,269,232 $1,865,800 $3,014,423

Note 5. Reclassifications

Certain amounts have been reclassified on the unaudited financial statements to conform with the 2002 presentation.

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

In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others: the deregulation and continued regulatory unbundling of a vertically integrated industry; the companies' ability to compete in the rapidly changing and increasingly competitive electricity and natural gas utility markets; regulatory uncertainty in a politically-charged environment of rising energy prices; the operation of the New York Independent System Operator and ISO New England, Inc.; the operation of a RTO; the ability to control NUG and other costs; changes in fuel supply or cost and the success of strategies to satisfy power requirements now that all coal-fired generation assets have been sold; the company's ability to expand its products and services, including its energy infrastructure in the Northeast; the company's ability to integrate the operations of Connecticut Energy Corporation, CMP Group, CTG Resources, Inc., Berkshire Energy Resources and RGS Energy with its operations; market risk; the ability to obtain adequate and timely rate relief; nuclear, terrorist or environmental incidents; legal or administrative proceedings; changes in the cost or availability of capital; growth in the areas in which the companies are doing business; weather variations affecting customer energy usage; and other considerations that may be disclosed from time to time in the companies' publicly disseminated documents and filings. The companies undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
(See report on Form 10-K for Energy East, CMP and NYSEG for fiscal year ended December 31, 2001, Item 7A - Quantitative and Qualitative Disclosures About Market Risk.)

Commodity Price Risk: NYSEG has hedged approximately 78% of its expected residential natural gas load through September 2002 with futures and options contracts. For its remaining unhedged positions through September 2002, a $1.00 per dekatherm change in the cost of natural gas would change natural gas costs by less than $1 million. NYSEG has filed for a gas adjustment clause for residential customers that would become effective in October 2002. (See report on Form 10-K for Energy East and NYSEG for fiscal year ended December 31, 2001, Item 7 - Liquidity and Capital Resources, NYSEG Natural Gas Rate Filings.)

NYSEG uses electricity contracts and contracts for differences (CFDs), which are financial contracts with features similar to commodity swap agreements, to manage against fluctuations in the cost of electricity. Those contracts allow NYSEG to fix margins on the majority of its retail electricity sales. The cost or benefit of those contracts is included in the amount expensed for electricity purchased when the electricity is sold. NYSEG has CFDs, generation and other electricity contracts, which provide for 98% of its expected electric energy requirements for the remainder of 2002, 72% for 2003 and 68% for 2004.

NYSEG's electric rate settlement provides for a reconciliation and true-up of certain actual power supply costs during 2002; therefore, the supply cost risk for 2002 is substantially eliminated. (See report on Form 10-K for Energy East and NYSEG for fiscal year ended December 31, 2001, Item 7 - Liquidity and Capital Resources, NYSEG Electric Rate Settlement.)

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - See Exhibit Index.

(b)  The following reports on Form 8-K were filed during the quarter:

Energy East and NYSEG each filed two reports on Form 8-K: one dated January 10, 2002, and another dated January 15, 2002, both to report certain information under Item 5, "Other Events."

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2002	ENERGY EAST CORPORATION (Registrant) By /s/Kenneth M. Jasinski Kenneth M. Jasinski Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: May 9, 2002	CENTRAL MAINE POWER COMPANY (Registrant) By /s/Curtis I. Call Curtis I. Call Vice President, Controller & Treasurer (Principal Financial Officer)
Date: May 9, 2002	NEW YORK STATE ELECTRIC & GAS CORPORATION (Registrant) By /s/Sherwood J. Rafferty Sherwood J. Rafferty Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

The following exhibit is delivered with this report:
Registrant	Exhibit No.	Description of Exhibit
New York State Electric & Gas Corporation	(A)10-31	Amendment No. 2 to Supplemental Executive Retirement Plan, amended and restated effective August 1, 2001.

_______________________
(A) Management contract or compensatory plan or arrangement.