Form 10-Q
period 2005-03-31
ENERGY EAST CORP; ROCHESTER GAS & ELECTRIC CORP; CENTRAL MAINE POWER CO
filed 2005-05-06
CIK 1046861, 84557, 18675

Quick Links/Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the quarterly period ended  March 31, 2005

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from             to
Commission file number	Exact name of Registrant as specified in its charter, State of incorporation, Address and Telephone number	IRS Employer Identification No.
1-14766	Energy East Corporation (Incorporated in New York) 52 Farm View Drive New Gloucester, Maine 04260-5116 (207) 688-6300 www.energyeast.com	14-1798693
1-5139	Central Maine Power Company (Incorporated in Maine) 83 Edison Drive Augusta, Maine 04336 (207) 623-3521	01-0042740
1-672	Rochester Gas and Electric Corporation (Incorporated in New York) 89 East Avenue Rochester, New York 14649 (585) 546-2700	16-0612110

Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    X      No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Registrant
Energy East Corporation	Yes X	No
Central Maine Power Company	Yes	No X
Rochester Gas and Electric Corporation	Yes	No X

As of April 29, 2005, shares of common stock outstanding for each registrant were:
Registrant	Description	Shares
Energy East Corporation	Par value $.01 per share	147,289,363
Central Maine Power Company	Par value $5 per share	31,211,471 (1)
Rochester Gas and Electric Corporation	Par value $5 per share	34,506,513 (2)

(1) All shares are owned by CMP Group, Inc., a wholly-owned subsidiary of Energy East Corporation.
(2) All shares are owned by RGS Energy Group, Inc. a wholly-owned subsidiary of Energy East Corporation.

This combined Form 10-Q is separately filed by Energy East Corporation, Central Maine Power Company and Rochester Gas and Electric Corporation. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.
Item	TABLE OF CONTENTS	Page

	Glossary of Terms	iii
	Forward-looking Statements	iv
	PART I - FINANCIAL INFORMATION
1 2	Financial Statements Management's Discussion and Analysis of Financial Condition and Results of Operations

Energy East Corporation
  Condensed Consolidated Statements of Income
  Condensed Consolidated Balance Sheet
  Condensed Consolidated Statements of Cash Flows
  Condensed Consolidated Statements of Retained Earnings
  Condensed Consolidated Statements of Comprehensive Income
  Management's Discussion and Analysis of Financial Condition
    and Results of Operations
  (a) Liquidity and Capital Resources
  (b) Results of Operations

		1 2 4 5 5 10 12

Central Maine Power Company
  Condensed Consolidated Balance Sheets
  Condensed Consolidated Statements of Income
  Condensed Consolidated Statements of Cash Flows
  Condensed Consolidated Statements of Retained Earnings
  Condensed Consolidated Statements of Comprehensive Income
  Management's Discussion and Analysis of Financial Condition
    and Results of Operations
  (a) Liquidity and Capital Resources
  (b) Results of Operations

		14 16 17 17 17 18 19

Rochester Gas and Electric Corporation
  Condensed Balance Sheets
  Condensed Statements of Income
  Condensed Statements of Cash Flows
  Condensed Statements of Retained Earnings
  Condensed Statement of Comprehensive Income
  Management's Discussion and Analysis of Financial Condition
    and Results of Operations
  (a) Liquidity and Capital Resources
  (b) Results of Operations

		20 22 23 23 23 24 25
1	Notes to Condensed Financial Statements	27
3	Quantitative and Qualitative Disclosures About Market Risk	34
4	Controls and Procedures	35

GLOSSARY OF TERMS

Frequently used abbreviations or acronyms used in this report:

Energy East Companies
CMP	Central Maine Power Company
CMP Group	CMP Group, Inc.
CNG	Connecticut Natural Gas Corporation
Energy East or the company	Energy East Corporation
NYSEG	New York State Electric & Gas Corporation
RG&E	Rochester Gas and Electric Corporation
SCG	The Southern Connecticut Gas Company
UWP	The Union Water Power Company

Third Parties
NYISO	New York Independent System Operator
NYTOs	New York transmission owners
RTO	Regional Transmission Organization

Regulatory Agencies
DPUC	Connecticut Department of Public Utility Control
FERC	Federal Energy Regulatory Commission
NYPSC	New York State Public Service Commission

Other
ARP 2000	Alternative Rate Plan 2000
ASGA	Asset Sale Gain Account
Electric Rate Agreement	the electric portion of the RG&E 2004 Electric and Natural Gas Rate Agreements
EPS	earnings per share
ESCO	energy service company
FASB	Financial Accounting Standards Board
FIN 46R	FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51
FIN 47	FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143
Ginna	Ginna nuclear generation station, a nuclear power plant formerly owned by RG&E (sold in June 2004)
IRP	Incentive Rate Plan
Natural Gas Rate Agreement	the natural gas portion of the RG&E 2004 Electric and Natural Gas Rate Agreements
NUG	nonutility generator
SARs	stock appreciation rights
Statement 123	Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation
Statement 123R	Statement of Financial Accounting Standards No. 123 (revised 2004), Shared-Based Payment
Statement 143	Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations

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

In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that involve risks and uncertainties and that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others: the deregulation and continued regulatory unbundling of a vertically integrated utility industry; the companies' ability to compete in the rapidly changing and increasingly competitive electricity and/or natural gas utility markets; regulatory uncertainty in a politically-charged environment of volatile energy prices; the operation of the NYISO; the operation of ISO New England, Inc. as an RTO; the ability to recover nonutility generator and other costs; changes in fuel supply or cost and the success of strategies to satisfy power requirements; the company's ability to expand its products and services, including its energy infrastructure in the Northeast; the company's ability to integrate the operations of Berkshire Energy Resources, CMP Group, Inc., Connecticut Energy Corporation, CTG Resources, Inc. and RGS Energy Group, Inc.; the company's ability to achieve and maintain enterprise-wide integration synergies; market risk; the ability to obtain adequate and timely rate relief and/or the extension of current rate plans; the continuation of fixed price supply programs at current levels; nuclear or environmental incidents; legal or administrative proceedings; changes in the cost or availability of capital; growth in the areas in which the companies are doing business; weather variations affecting customer energy usage; authoritative accounting guidance; acts of terrorists; the inability of the companies' internal control framework to provide absolute assurance that all incidents of fraud or error will be detected and prevented; and other considerations, such as the effect of the volatility in the equity and fixed income markets on pension benefit cost, that may be disclosed from time to time in the companies' publicly disseminated documents and filings. The companies undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
Energy East Corporation Condensed Consolidated Statements of Income - (Unaudited)
Three months ended March 31	2005	2004

(Thousands, except per share amounts)
Operating Revenues
Sales and services	$1,637,278	$1,551,356
Operating Expenses
Electricity purchased and fuel used in generation	437,191	396,654
Natural gas purchased	519,130	483,515
Other operating expenses	179,642	208,678
Maintenance	44,546	42,662
Depreciation and amortization	67,921	78,513
Other taxes	68,031	73,642

Total Operating Expenses	1,316,461	1,283,664

Operating Income	320,817	267,692
Other (Income)	(10,067)	(5,739)
Other Deductions	4,218	3,278
Interest Charges, Net	69,736	69,990
Preferred Stock Dividends of Subsidiaries	476	988

Income From Continuing Operations Before Income Taxes	256,454	199,175
Income Taxes	102,088	78,246

Income From Continuing Operations	154,366	120,929

Discontinued Operations Loss from discontinued operations Income taxes (benefits)	- -	(635) (258)

Loss From Discontinued Operations	-	(377)

Net Income	$154,366	$120,552

Earnings Per Share From Continuing Operations, basic	$1.05	$.83

Earnings Per Share From Continuing Operations, diluted	$1.05	$.82

Earnings Per Share From Discontinued Operations, basic and diluted	-	-

Earnings Per Share, basic	$1.05	$.83

Earnings Per Share, diluted	$1.05	$.82

Dividends Paid Per Share	$.275	$.26

Average Common Shares Outstanding, basic	146,875	146,085

Average Common Shares Outstanding, diluted	147,196	146,428

The notes on pages 27 through 33 are an integral part of the condensed consolidated financial statements.

Energy East Corporation Condensed Consolidated Balance Sheets - (Unaudited)
	March 31, 2005	Dec. 31, 2004

(Thousands)
Assets
Current Assets
Cash and cash equivalents	$267,222	$247,120
Accounts receivable, net	904,453	821,556
Fuel, at average cost	50,295	198,640
Materials and supplies, at average cost	28,348	26,592
Accumulated deferred income tax benefits, net	29,224	33,969
Prepayments and other current assets	181,587	95,629

Total Current Assets	1,461,129	1,423,506

Utility Plant, at Original Cost
Electric	5,298,712	5,282,828
Natural gas	2,502,168	2,493,455
Common	424,883	420,372

	8,225,763	8,196,655
Less accumulated depreciation	2,644,766	2,602,013

Net Utility Plant in Service	5,580,997	5,594,642
Construction work in progress	87,327	67,526

Total Utility Plant	5,668,324	5,662,168

Other Property and Investments, Net	211,665	190,148

Regulatory and Other Assets
Regulatory assets
Nuclear plant obligations	341,544	356,072
Unfunded future income taxes	116,978	115,446
Unamortized loss on debt reacquisitions	56,452	58,345
Environmental remediation costs	126,255	122,052
Nonutility generator termination agreements	95,345	96,158
Other	307,939	419,214

Total regulatory assets	1,044,513	1,167,287

Other assets
Goodwill, net	1,525,353	1,525,353
Prepaid pension benefits	718,943	657,402
Other	254,278	170,249

Total other assets	2,498,574	2,353,004

Total Regulatory and Other Assets	3,543,087	3,520,291

Total Assets	$10,884,205	$10,796,113

The notes on pages 27 through 33 are an integral part of the condensed consolidated financial statements.

Energy East Corporation Condensed Consolidated Balance Sheets - (Unaudited)
	March 31, 2005	Dec. 31, 2004

(Thousands)
Liabilities
Current Liabilities
Current portion of long-term debt	$57,108	$59,231
Notes payable	124,982	206,472
Accounts payable and accrued liabilities	401,808	454,876
Interest accrued	59,567	43,469
Taxes accrued	110,042	8,568
Other	129,428	184,227

Total Current Liabilities	882,935	956,843

Regulatory and Other Liabilities
Regulatory liabilities
Accrued removal obligation	776,331	762,520
Deferred income taxes	3,030	21,487
Gain on sale of generation assets	178,957	233,378
Pension benefits	22,627	25,354
Other	96,082	107,932

Total regulatory liabilities	1,077,027	1,150,671

Other liabilities
Deferred income taxes	1,037,942	973,599
Nuclear plant obligations	244,754	251,753
Other postretirement benefits	423,279	419,885
Environmental remediation costs	153,241	150,263
Other	414,711	417,485

Total other liabilities	2,273,927	2,212,985

Total Regulatory and Other Liabilities	3,350,954	3,363,656

Debt owed to subsidiary holding solely parent debentures	355,670	355,670
Other long-term debt	3,415,792	3,442,015

Total long-term debt	3,771,462	3,797,685

Total Liabilities	8,005,351	8,118,184

Commitments	-	-
Preferred Stock of Subsidiaries Redeemable solely at the option of subsidiaries	46,671	46,671
Common Stock Equity Common stock	1,474	1,471
Capital in excess of par value	1,483,415	1,477,518
Retained earnings	1,315,535	1,201,533
Accumulated other comprehensive income (loss)	37,115	(43,561)
Deferred compensation	(3,744)	(5,020)
Treasury stock, at cost	(1,612)	(683)

Total Common Stock Equity	2,832,183	2,631,258

Total Liabilities and Stockholders' Equity	$10,884,205	$10,796,113

The notes on pages 27 through 33 are an integral part of the condensed consolidated financial statements.

Energy East Corporation Condensed Consolidated Statements of Cash Flows - (Unaudited)
Three months ended March 31	2005	2004

(Thousands)
Net Cash Provided by Operating Activities	$244,369	$370,613

Investing Activities
Utility plant additions	(61,821)	(49,261)
Other property and investments additions	(19,489)	(381)
Other property and investments sold	19	88
Other	(235)	15

Net Cash Used in Investing Activities	(81,526)	(49,539)

Financing Activities
Issuance of common stock	991	212
Repurchase of common stock	(929)	(6,071)
Repayments of preferred stock of subsidiaries	-	(1,250)
Long-term note repayments	(28,330)	(746)
Notes payable three months or less, net	(81,490)	(118,580)
Book overdraft	2,847	(10,630)
Dividends on common stock	(35,830)	(33,323)

Net Cash Used in Financing Activities	(142,741)	(170,388)

Net Increase in Cash and Cash Equivalents	20,102	150,686
Cash and Cash Equivalents, Beginning of Period	247,120	147,856

Cash and Cash Equivalents, End of Period	$267,222	$298,542

The notes on pages 27 through 33 are an integral part of the condensed consolidated financial statements.

Energy East Corporation Condensed Consolidated Statements of Retained Earnings - (Unaudited)
Three months ended March 31	2005	2004

(Thousands)
Balance, Beginning of Period	$1,201,533	$1,126,457

Add net income	154,366	120,552

Deduct dividends on common stock	40,364	37,975

Balance, End of Period	$1,315,535	$1,209,034

The notes on pages 27 through 33 are an integral part of the condensed consolidated financial statements.
Energy East Corporation Condensed Consolidated Statements of Comprehensive Income - (Unaudited)
Three months ended March 31	2005	2004

(Thousands)
Net income	$154,366	$120,552
Other comprehensive income, net of tax
Net unrealized gains (losses) on investments, net of income tax (expense) benefit of $ - for 2005 and 2004	(23)	20
Unrealized gains on derivatives qualified as hedges, net of income tax (expense) of $(28,868) for 2005 and $(12,517) for 2004	48,356	18,707
Reclassification adjustment for (gains) losses included in net income, net of income tax expense (benefit) of $(21,371) for 2005 and $5,300 for 2004	32,343	(7,992)

Net unrealized gains on derivatives qualified as hedges	80,699	10,715

Total other comprehensive income	80,676	10,735

Comprehensive Income	$235,042	$131,287

The notes on pages 27 through 33 are an integral part of the condensed consolidated financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations

Energy East Corporation

Overview

Energy East's primary operations, its electric and natural gas utility operations, are subject to rate regulation. The approved regulatory treatment on various matters could significantly affect the company's financial position and results of operations. Energy East has long-term rate plans for New York State Electric & Gas Corporation, Rochester Gas & Electric Corporation, Central Maine Power Company, Connecticut Natural Gas Corporation, The Southern Connecticut Gas Company and The Berkshire Gas Company. The plans presently provide for sharing of achieved savings among customers and shareholders, allow for recovery of certain costs including exogenous and stranded costs, and provide stable rates for customers and revenue predictability for those six operating companies. However, the CNG and SCG plans expire at the end of September 2005, and SCG has filed a one-year rate case while CNG intends to operate with the rates established in its current long term plan following its termination.

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

The continuing uncertainty in the evolution of the utility industry, particularly the electric utility industry, has resulted in several federal and state regulatory proceedings that could significantly affect operations, although the outcomes of the proceedings are difficult to predict. Those proceedings could affect the nature of the electric and natural gas utility industries in New York and New England.

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

Strategy

Energy East has maintained a consistent "pipes and wires" strategy over the past several years, focusing on the transmission and distribution of electricity and natural gas rather than the more volatile generation and energy trading businesses. Achieving operating excellence and efficiencies throughout the company is central to this strategy. While Energy East has sold certain noncore businesses and the last of its substantial regulated generation assets, investment in infrastructure that supports the electric and natural gas delivery systems will continue in 2005. Utility Shared Services Corporation, a subsidiary of Energy East, has improved efficiencies and achieved savings through the integration of the companies' information systems, purchasing, accounting and finance functions.

The company's long-term rate plans continue to be a critical component of its success. While specific provisions may vary among the company's public utility subsidiaries, the overall strategy includes creating stable rate environments that allow the companies to earn a fair return while minimizing price increases and sharing benefits with customers.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Energy East Corporation

Electric Delivery Business

The company's electric delivery business consists primarily of its regulated electricity transmission, distribution and generation operations in upstate New York and Maine.

RG&E Electric Rate Unbundling: In June 2003, as required by an NYPSC Order issued in March 2003, RG&E filed documentation with the NYPSC to unbundle commodity charges from delivery charges and to create electric commodity options for all customers. The Electric Rate Agreement provides for that unbundling and for the commodity options. Beginning January 1, 2005, customers have an opportunity to choose to purchase commodity service from RG&E at a fixed rate or at a price that varies monthly based on the market price of electricity. Alternatively, customers may continue to choose to purchase their commodity service from an ESCO. Customers enrolled in these new commodity options between October 1, 2004, and December 31, 2004. Customers who did not make a choice will be served under RG&E's variable price option. Approximately 77% of those customers who made a choice selected RG&E's fixed price option. About 25% of RG&E's load is now served under that option.

Errant Voltage: In January 2005 the NYPSC issued an Order Instituting Safety Standards in response to a pedestrian being electrocuted from contact with an energized service box cover in New York City, which is outside the company's service territory. All New York utilities were directed to respond to that order by February 19, 2005, with a report that provided a detailed voltage testing program, an inspection program and schedule, safety criteria applied to each program, a quality assurance program, a training program for testing and inspections and a description of current or planned research and development activities related to errant voltage and safety issues. The Order Instituting Safety Standards also denies utility requests for recovery of implementation costs and establishes criteria for utilities seeking authorization to recover costs as an incremental expense. In addition, penalties for failure to achieve annual performance targets for testing and inspections were established at 75 basis points each. NYSEG and RG&E have reviewed the NYPSC order and jointly filed in early February 2005, with two other New York State utilities, a petition for rehearing that focuses on several areas including the impracticability of the timetable established in the order. In addition, NYSEG and RG&E filed a separate petition for rehearing dealing with the recovery of incremental costs of complying with the order. NYSEG and RG&E do not know what actions will be taken on the petitions for rehearing. In response to the order, in late February 2005 NYSEG and RG&E filed a testing and inspection plan that is consistent with the timetable identified in the above noted joint petition for rehearing. NYSEG and RG&E have begun to implement their plans, including testing of equipment, according to the timetable set by the NYPSC.

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

On August 25, 2004, the NYPSC issued a Statement of Policy on Further Steps Toward Competition in Retail Energy Markets recommending that all potentially competitive utility functions be opened to competition. While it is not possible to determine when markets will become workably competitive, all utilities will be required to prepare plans to foster the development of retail energy markets. The plans can vary by individual utility, and NYSEG and RG&E do not expect that statement of policy to affect their commodity service options under their current rate plans. NYSEG and RG&E filed their retail access plans with the NYPSC on April 14, 2005. As part of its filing, NYSEG requested NYPSC approval, by September 30, 2005, to continue offering its current commodity options to customers, with new two-year commodity offering programs beginning January 1, 2007, that are the same as its current program except for the addition of a program to facilitate ESCO market participation by NYSEG billing and collecting directly from ESCO customers.

NYSEG and RG&E have also supplied comments in NYPSC proceedings involving other investor-owned utilities regarding programs designed to encourage customers to migrate from utilities to ESCOs. NYSEG and RG&E believe that the "PowerSwitch" program implemented by Orange and Rockland Utilities, Inc., which is being touted as a model for the rest of the state, is flawed. In their filing, NYSEG and RG&E have questioned whether the program is consistent with the NYPSC's Uniform Business Practices. NYSEG and RG&E believe the program results may be suspect and should not be used as a basis to expand the program to other utilities.

NYSEG and RG&E are not able to predict what effect, if any, these latest developments will have on their future operations.

CMP Alternative Rate Plan: ARP 2000 began on January 1, 2001, and continues through December 31, 2007, with price changes, if any, occurring on July 1, in the years 2002 through 2007. On March 15, 2005, CMP submitted its annual compliance filing under ARP 2000. CMP's filing includes a distribution price decrease of approximately 1% as a result of inflation being less than the productivity offset for 2005. In addition, CMP anticipates a transmission rate change in June 2005 to reflect updates to the formula rates for 2004 costs.

Transmission Planning and Expansion and Generation Interconnection: In March 2005 the NYISO submitted a report to the FERC proposing details concerning an economic planning process, which was designed by the NYISO and its market participants. The process provides for expanded reporting of historical congestion, congestion forecasting, examination of market rules for providing enhanced market-based initiatives and reliability analysis of proposed economic upgrades. NYSEG and RG&E support the NYISO's planning process.

NYISO Billing Adjustment: The NYISO frequently bills transmission owners on a retroactive basis when adjustments are necessary. Such retroactive billings can cover several months or years and cannot be reasonably estimated. NYSEG and RG&E record transmission revenue or expense as appropriate when revised amounts can be estimated. On January 25, 2005, the

Management's Discussion and Analysis of Financial Condition and Results of Operations

Energy East Corporation

NYISO notified the NYTOs, including NYSEG and RG&E, of errors related to transmission congestion contract billings for periods including May 2000 through October 2002. Preliminary estimates released in the first quarter indicate net charges, excluding interest, of approximately $0.7 million for NYSEG and less than $0.1 million for RG&E for the periods in question.

In March 2005 the NYISO received a FERC order directing it to modify certain energy prices for May 8 and 9, 2000, and to rebill NYISO market participants, including RG&E. On April 4, 2005, requests for rehearing of this order were filed with the FERC. RG&E recorded an estimated charge of $2 million related to the rebilling during the first quarter of 2005.

Natural Gas Delivery Business

The company's natural gas delivery business consists of its regulated natural gas transportation, storage and distribution operations in New York, Connecticut, Maine and Massachusetts.

NYPSC Collaborative on End State of Energy Competition: See Electric Delivery Business.

SCG Request for Recovery of Exogenous Costs: In December 2003 SCG filed an application with the DPUC to recover approximately $21 million of exogenous costs under its approved IRP. The exogenous costs to be recovered include qualified pension and other postretirement benefits expenses, taxes, uncollectible expense and the cost of SCG's Customer Hardship Arrearage Forgiveness Program. Those costs were the result of events that were unanticipated and beyond SCG's control. SCG's IRP decision, approved by the DPUC, allows SCG to petition the DPUC for relief from substantial and material costs resulting from such exogenous events. The DPUC established a docket for this proceeding and hearings were held in April 2004. On October 27, 2004, the DPUC issued a final decision that denied current recovery of exogenous costs but recognized that the costs would be reviewed in SCG's next rate case. On December 9, 2004, SCG filed an appeal with the Connecticut Superior Court concerning certain aspects of the DPUC's decision. The current schedule calls for the SCG brief to be filed on May 11, 2005, and the DPUC's brief to be filed on July 11, 2005.

SCG Regulatory Proceeding: SCG's IRP expires September 30, 2005. As a result of the DPUC's decision denying recovery of exogenous costs, SCG filed a one year rate case on April 29, 2005, requesting approximately $35 million of additional revenues, which is an increase of approximately 11% compared to revenues based on current rates. The rate filing requests, among other items, greater recovery of deferred costs, similar to SCG's request for recovery of exogenous costs.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Energy East Corporation

Other Matters

New Accounting Standards

Statement 123R: In December 2004 the FASB issued Statement 123R, which is a revision of Statement No. 123. Statement 123R requires a public entity to measure the cost of employee services that it receives in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the period during which the employee is required to provide service in exchange for the award. Statement 123R also requires a public entity to initially measure the cost of employee services received in exchange for an award of liability instruments based on the award's current fair value, subsequently remeasure the fair value of the award at each reporting date through the settlement date and recognize changes in fair value during the required service period as compensation cost over that period. The company's adoption of Statement 123R as of January 1, 2006, is not expected to have a material effect on its financial position, results of operations or cash flows. (See Note 5 to the Condensed Financial Statements.)

FIN 47: In March 2005 the FASB issued FIN 47. FIN 47 clarifies that the term "conditional asset retirement obligation" as used in Statement 143 refers to an entity's "legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity." FIN 47 requires that if an entity has sufficient information to reasonably estimate the fair value of the liability for a conditional asset retirement obligation, it must recognize that liability at the time the liability is incurred. The company does not expect that its application of FIN 47 effective December 31, 2005, will have a material effect on its financial position, results of operations or cash flows. (See Note 5 to the Condensed Financial Statements.)

(a) Liquidity and Capital Resources

Operating Activities: Significant operating activities that affected liquidity and cash flows during the first three months of 2005 included the following:

  A $25 million refund to RG&E customers using proceeds from the sale of Ginna, pursuant to the RG&E Electric Rate Agreement. The RG&E Electric Rate Agreement requires additional refunds of $15 million in 2006 and $10 million in 2007.
  Contributions of $54 million to certain of the company's pension plans. These contributions are intended to bring these plans closer to a fully-funded position. No additional contributions are anticipated for this year. (See report on Form 10-K for Energy East, CMP and RG&E for fiscal year ended December 31, 2004, Item 8, Financial Statements and Supplementary Data.)
  Natural gas inventories were reduced by $148 million as they were drawn down during the heating season.
  Amounts owed to customers under levelized payment plans decreased by $51 million.
  Accounts receivable increased by $83 million.

While the last three items are typical for the first quarter of the year, the changes were greater in 2005 than in 2004 due to higher wholesale prices of both electricity and natural gas and the related increases in customer bills.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Energy East Corporation

Investing Activities: Capital spending for the first three months of 2005 was $62 million. Capital spending is projected to be $388 million for 2005 and is expected to be paid for principally with internally generated funds. Capital spending will be primarily for the extension of energy delivery service, necessary improvements to existing facilities, compliance with environmental requirements and governmental mandates, a customer care system and an Infrastructure Replacement Program.

Financing Activities: The financing activities discussed below include those activities necessary for the company and its principal subsidiaries to maintain adequate liquidity, improve credit quality and ensure access to capital markets. Activities include maintenance of credit facilities, minimal common stock issuances and various medium-term and long-term debt arrangements.

During the three months ended March 31, 2005, the company issued 209,212 shares of common stock, at an average price of $26.41 per share, through its Investor Services Program. The shares issued were original issue shares.

In April 2005 the company awarded 236,406 shares of its common stock, issued out of its treasury stock, to certain employees through its Restricted Stock Plan and recorded deferred compensation of $6 million based on the market price of $26.12 per share of common stock on the date of the award.

On March 24, 2005, NYSEG filed a Form 15 with the Securities and Exchange Commission, terminating its status as a registrant under the Securities Exchange Act of 1934 (Exchange Act). NYSEG will no longer file reports on Forms 10-K, 10-Q or 8-K. CMP also intends to terminate its Exchange Act registration, following its redemption of a series of outstanding preferred stock during the second quarter of 2005. The company does not expect that the termination of NYSEG's or CMP's Exchange Act registrations will materially impair their access to, or cost of, capital.

During the first quarter of 2005 NYSEG auctioned $100 million of Series 2004C pollution control revenue bonds for a period of five years through January 2010, at 3.245%. NYSEG also converted $60 million of Series 1985A pollution control revenue bonds from an annual term put mode to a fixed rate of 4.10% through maturity on March 15, 2015.

In March 2005 CMP redeemed at par $25 million of its Series E, 8.125% medium-term notes with proceeds from the issuance of short-term debt. In April 2005 CMP issued $25 million of Series F medium-term notes at 5.78% with a 30-year maturity.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Energy East Corporation

(b) Results of Operations
Three months ended March 31	2005	2004

(Thousands, except per share amounts)
Operating Revenues	$1,637,278	$1,551,356
Operating Income	$320,817	$267,692
Income from Continuing Operations	$154,366	$120,929
Net Income	$154,366	$120,552
Average Common Shares Outstanding, basic	146,875	146,085
Earnings Per Share from Continuing Operations, basic	$1.05	$.83
Earnings Per Share, basic	$1.05	$.83
Dividends Paid Per Share	$.275	$.26

Earnings Per Share

Earnings per share, basic for the quarter ended March 31, 2005, increased 22 cents compared to the quarter ended March 31, 2004, primarily because of:

  An increase of 6 cents per share due to higher margins on electric sales,
  An increase of 6 cents per share due to higher other electric revenues including a nonrecurring credit for CMP from a NUG contract restructuring incentive and the annual Ginna sale incentive for RG&E,
  An increase of 6 cents per share resulting from lower stock option expense,
  An increase of 2 cents due to reductions in other taxes and interest expense, and
  An increase of 2 cents due to higher net revenues on natural gas sales.

Operating Results for the Electric Delivery Business
Three months ended March 31	2005	2004

(Thousands)
Retail Deliveries - Megawatt-hours	8,076	8,051
Operating Revenues	$768,322	$730,595
Operating Expenses	$584,436	$586,195
Operating Income	$183,886	$144,400

Operating Revenues: The $38 million increase in operating revenues for the first quarter of 2005 was primarily the result of:

  An increase of $32 million due to higher prices for retail electric energy supplied by the company under various commodity options,
  An increase of $21 million in other electric revenues including $6 million for CMP resulting from a NUG restructuring incentive, and for RG&E $3 million for the annual Ginna sale incentive and $8 million from amortization of the ASGA to offset the incremental cost of power as a result of the Ginna sale.

Those increases were partially offset by:

  A decrease of $14 million as a result of lower sales of electric energy due to customer migration to other supply options.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Energy East Corporation

Operating Expenses: The $2 million decrease in operating expenses for the first quarter of 2005 was primarily the result of:

  A reduction of $10 million due to lower stock option expense, and
  A reduction of $2 million in other taxes.

Those decreases were substantially offset by:

  A net increase of $1 million in operating expenses as a result of the sale of Ginna, reflecting an increase in purchased power costs of $37 million, partially offset by decreases of $20 million in other operating and maintenance expenses, $13 million in depreciation and $3 million in other taxes,
  An increase of $3 million in depreciation, excluding Ginna, and
  Increases in various other operating and maintenance expenses, excluding Ginna, totaling $4 million.

Operating Results for the Natural Gas Delivery Business
Three months ended March 31	2005	2004

(Thousands)
Retail Deliveries - Dekatherms	86,256	87,597
Operating Revenues	$721,197	$681,724
Operating Expenses	$587,065	$556,706
Operating Income	$134,132	$125,018

Operating Revenues: Operating revenues for the first quarter of 2005 increased $39 million primarily as a result of:

  An increase of $47 million as a result of higher market prices of natural gas that were passed on to customers, and
  An increase of $4 million in other natural gas revenues.

Those increases were partially offset by:

  Decreases in natural gas deliveries of $13 million. Although temperatures for 2005 and 2004 were comparable for the quarter, customer usage declined.

Operating Expenses: Operating expenses for the first quarter of 2005 increased $30 million primarily as a result of:

  An increase of $44 million due to higher market prices of purchased natural gas.

That increase was partially offset by:

  A reduction of $9 million because of lower volumes of natural gas purchases, and
  A reduction of $5 million in other operating and maintenance costs.

Item 1.  Financial Statements

Central Maine Power Company Condensed Consolidated Balance Sheets - (Unaudited)
	March 31, 2005	Dec. 31, 2004

(Thousands)
Assets
Current Assets
Cash and cash equivalents	$15,427	$12,580
Accounts receivable, net	126,309	124,197
Materials and supplies, at average cost	8,156	6,940
Accumulated deferred income tax benefits, net	1,296	1,414
Prepayments and other current assets	5,376	9,002

Total Current Assets	156,564	154,133

Utility Plant, at Original Cost
Electric	1,383,137	1,381,274
Less accumulated depreciation	478,946	477,181

Net Utility Plant in Service	904,191	904,093
Construction work in progress	10,106	8,304

Total Utility Plant	914,297	912,397

Other Property and Investments, Net	25,067	23,318

Regulatory and Other Assets
Regulatory assets
Nuclear plant obligations	138,565	146,362
Unfunded future income taxes	108,748	108,748
Unamortized loss on debt reacquisitions	7,239	7,473
Demand-side management program costs	3,513	3,867
Nonutility generator termination agreement	6,185	4,693
Other	42,723	90,320

Total regulatory assets	306,973	361,463

Other assets
Goodwill, net	324,938	324,938
Prepaid pension benefits	64,524	31,800
Other	12,736	13,599

Total other assets	402,198	370,337

Total Regulatory and Other Assets	709,171	731,800

Total Assets	$1,805,099	$1,821,648

The notes on pages 27 through 33 are an integral part of the condensed consolidated financial statements.

Central Maine Power Company Condensed Consolidated Balance Sheets - (Unaudited)
	March 31, 2005	Dec. 31, 2004

(Thousands)
Liabilities
Current Liabilities
Current portion of long-term debt	$23,028	$23,015
Notes payable	55,000	37,500
Accounts payable and accrued liabilities	60,894	61,514
Interest accrued	1,734	5,470
Taxes accrued	14,971	7,367
Other	26,928	30,223

Total Current Liabilities	182,555	165,089

Regulatory and Other Liabilities
Regulatory liabilities
Accrued removal obligation	89,615	87,710
Deferred income taxes	85,725	82,266
Gain on sale of generation assets	5,036	40,126
Other	720	28,470

Total regulatory liabilities	181,096	238,572

Other liabilities
Deferred income taxes	79,169	76,383
Nuclear plant obligations	138,751	146,361
Other postretirement benefits	82,105	81,995
Environmental remediation costs	2,825	3,070
Other	125,971	125,857

Total other liabilities	428,821	433,666

Total Regulatory and Other Liabilities	609,917	672,238

Long-term debt	265,799	291,546

Total Liabilities	1,058,271	1,128,873

Commitments	-	-
Preferred Stock Preferred stock	35,571	35,571
Common Stock Equity Common stock	156,057	156,057
Capital in excess of par value	513,089	482,984
Retained earnings	66,716	41,238
Accumulated other comprehensive (loss)	(24,605)	(23,075)

Total Common Stock Equity	711,257	657,204

Total Liabilities and Stockholder's Equity	$1,805,099	$1,821,648

The notes on pages 27 through 33 are an integral part of the condensed consolidated financial statements.

Central Maine Power Company Condensed Consolidated Statements of Income - (Unaudited)
Three months ended March 31	2005	2004

(Thousands)
Operating Revenues
Sales and services	$174,848	$162,750
Operating Expenses
Electricity purchased	61,900	62,973
Other operating expenses	43,138	42,549
Maintenance	9,183	7,825
Depreciation and amortization	9,859	8,124
Other taxes	4,085	4,117

Total Operating Expenses	128,165	125,588

Operating Income	46,683	37,162
Other (Income)	(1,389)	(1,052)
Other Deductions	222	136
Interest Charges, Net	6,019	6,141

Income Before Income Taxes	41,831	31,937
Income Taxes	15,992	11,109

Net Income	25,839	20,828
Preferred Stock Dividends	361	361

Earnings Available for Common Stock	$25,478	$20,467

The notes on pages 27 through 33 are an integral part of the condensed consolidated financial statements.

Central Maine Power Company Condensed Consolidated Statements of Cash Flows - (Unaudited)
Three months ended March 31	2005	2004

(Thousands)
Net Cash (Used in) Provided by Operating Activities	$(8,098)	$47,411

Investing Activities
Utility plant additions	(10,538)	(9,790)
Other	(229)	4

Net Cash Used in Investing Activities	(10,767)	(9,786)

Financing Activities
Equity contribution from parent	30,000	-
Long-term note repayments	(25,735)	(729)
Notes payable three months or less, net	17,500	3,000
Book overdraft	308	-
Dividends on common and preferred stock	(361)	(25,361)

Net Cash Used in Financing Activities	21,712	(23,090)

Net Increase in Cash and Cash Equivalents	2,847	14,535
Cash and Cash Equivalents, Beginning of Period	12,580	11,640

Cash and Cash Equivalents, End of Period	$15,427	$26,175

The notes on pages 27 through 33 are an integral part of the condensed consolidated financial statements.

Central Maine Power Company Condensed Consolidated Statements of Retained Earnings - (Unaudited)
Three months ended March 31	2005	2004

(Thousands)
Balance, Beginning of Period	$41,238	$35,072
Add net income	25,839	20,828

	67,077	55,900
Deduct Dividends on Capital Stock
Preferred	361	361
Common	-	25,000

	361	25,361

Balance, End of Period	$66,716	$30,539

The notes on pages 27 through 33 are an integral part of the condensed consolidated financial statements.
Central Maine Power Company Condensed Consolidated Statements of Comprehensive Income - (Unaudited)
Three months ended March 31	2005	2004

(Thousands)
Net income	$25,839	$20,828
Other comprehensive income, net of tax
Net unrealized (losses) on derivatives qualified as hedges, net of income tax benefit of $1,290 for 2005	(1,515)	-
Reclassification adjustment for derivative (gains) included in net income, net of income tax expense of $- for 2005	(15)	-

Total other comprehensive income (loss)	(1,530)	-

Comprehensive Income	$24,309	$20,828

The notes on pages 27 through 33 are an integral part of the condensed consolidated financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations

Central Maine Power Company

Electric Delivery Business

CMP's electric delivery business consists of its regulated electricity transmission and distribution operations.

CMP Alternative Rate Plan: See Energy East's Part I, Item 2, Electric Delivery Business, for this discussion.

(a) Liquidity and Capital Resources

Operating Activities: CMP contributed $35 million to its pension plans in March 2005.

Investing Activities: Capital spending for the first three months of 2005 was $11 million. Capital spending is projected to be $55 million for 2005 and is expected to be paid for principally with internally generated funds. Capital spending will be primarily for the extension of energy delivery service, necessary improvements to existing facilities and compliance with environmental requirements and governmental mandates.

Financing Activities: In March 2005 CMP redeemed at par $25 million of its Series E, 8.125% medium-term notes with proceeds from the issuance of short-term debt. In April 2005 CMP issued $25 million of Series F medium-term notes at 5.78% with a 30-year maturity.

In March 2005 Energy East made an equity infusion to CMP of $30 million to help fund a $35 million contribution to CMP's pension plans.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Central Maine Power Company

(b) Results of Operations
Three months ended March 31	2005	2004

(Thousands)
Retail Deliveries - Megawatt-hours	2,356	2,335
Operating Revenues	$174,848	$162,750
Operating Expenses	$128,165	$125,588
Operating Income	$46,683	$37,162
Earnings Available for Common Stock	$25,478	$20,467

Earnings

CMP's earnings for the first quarter of 2005 increased $5 million compared to 2004 primarily due to increases in wholesale sales and other revenues.

Operating Revenues: Operating revenues for the first quarter of 2005 increased $12 million primarily as a result of:
  Increases in other electric revenue of $8 million, including $6 million resulting from a nonrecurring NUG contract restructuring incentive, and
  Increased wholesale sales of $4 million resulting from higher prices for NUG entitlement power.

Operating Expenses: The $3 million increase in operating expenses for the quarter was primarily the result of:

  Higher maintenance costs resulting from storms occurring in the first quarter of 2005.

Item 1.  Financial Statements
Rochester Gas and Electric Corporation Condensed Balance Sheets - (Unaudited)
	March 31, 2005	Dec. 31, 2004

(Thousands)
Assets
Current Assets
Cash and cash equivalents	$107,060	$71,259
Accounts receivable, net	170,765	149,602
Fuel, at average cost	7,891	38,955
Materials and supplies, at average cost	8,466	7,850
Accumulated deferred income tax benefits, net	11,226	15,344
Prepayments and other current assets	41,400	23,719

Total Current Assets	346,808	306,729

Utility Plant, at Original Cost
Electric	1,238,223	1,231,128
Natural gas	559,720	557,472
Common	185,602	185,901

	1,983,545	1,974,501
Less accumulated depreciation	547,851	534,465

Net Utility Plant in Service	1,435,694	1,440,036
Construction work in progress	27,450	28,623

Total Utility Plant	1,463,144	1,468,659

Other Property and Investments, Net	13,100	12,649

Regulatory and Other Assets
Regulatory assets
Nuclear plant obligations	202,612	209,345
Deferred income taxes	421	1,673
Environmental remediation costs	8,713	11,814
Unamortized loss on debt reacquisitions	10,292	10,979
Nonutility generator termination agreement	89,160	91,465
Other	140,255	143,638

Total regulatory assets	451,453	468,914

Other assets
Prepaid pension benefits	42,558	37,896
Other	24,285	25,275

Total other assets	66,843	63,171

Total Regulatory and Other Assets	518,296	532,085

Total Assets	$2,341,348	$2,320,122

The notes on pages 27 through 33 are an integral part of the condensed financial statements.

Rochester Gas and Electric Corporation Condensed Balance Sheets - (Unaudited)
	March 31, 2005	Dec. 31, 2004

(Thousands)
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$108,628	$86,765
Interest accrued	8,059	9,294
Taxes accrued	21,221	12,448
Other	52,771	52,014

Total Current Liabilities	190,679	160,521

Regulatory and Other Liabilities
Regulatory liabilities
Accrued removal obligation	174,709	172,505
Unfunded future income taxes	101,482	101,873
Gain on sale of generation assets	120,451	139,229
Other	41,964	32,425

Total regulatory liabilities	438,606	446,032

Other liabilities
Deferred income taxes	185,365	180,696
Nuclear waste disposal	106,002	105,391
Other postretirement benefits	77,235	76,396
Asset retirement obligation	1,938	1,907
Environmental remediation costs	22,357	26,357
Other	45,333	46,879

Total other liabilities	438,230	437,626

Total Regulatory and Other Liabilities	876,836	883,658

Other long-term debt	697,493	697,465

Total Liabilities	1,765,008	1,741,644

Commitments	-	-
Common Stock Equity
Common stock	194,429	194,429
Capital in excess of par value	481,860	481,753
Retained earnings	15,488	19,560
Treasury stock, at cost	(117,238)	(117,238)
Accumulated other comprehensive income (loss)	1,801	(26)

Total Common Stock Equity	576,340	578,478

Total Liabilities and Stockholder's Equity	$2,341,348	$2,320,122

The notes on pages 27 through 33 are an integral part of the condensed financial statements.

Rochester Gas and Electric Corporation Condensed Statements of Income - (Unaudited)
Three months ended March 31	2005	2004

(Thousands)
Operating Revenues
Electric	$160,156	$164,184
Natural gas	155,564	149,162

Total Operating Revenues	315,720	313,346

Operating Expenses
Electricity purchased and fuel used in generation	64,039	26,631
Natural gas purchased	104,148	99,082
Other operating expenses	38,732	63,045
Maintenance	10,975	15,278
Depreciation and amortization	17,771	29,418
Other taxes	15,177	20,040

Total Operating Expenses	250,842	253,494

Operating Income	64,878	59,852
Other (Income)	(1,554)	(662)
Other Deductions	128	372
Interest Charges, Net	13,982	14,104

Income Before Income Taxes	52,322	46,038
Income Taxes	21,394	20,098

Net Income	30,928	25,940
Preferred Stock Dividends	-	513

Earnings Available for Common Stock	$30,928	$25,427

The notes on pages 27 through 33 are an integral part of the condensed financial statements.
Rochester Gas and Electric Corporation Condensed Statements of Cash Flows - (Unaudited)
Three months ended March 31	2005	2004

(Thousands)
Net Cash Provided by Operating Activities	$79,215	$97,918

Investing Activities
Utility plant additions	(9,868)	(13,493)
Nuclear generating plant decommissioning fund	-	(4,210)
Other	(232)	-

Net Cash Used in Investing Activities	(10,100)	(17,703)

Financing Activities
Repayment of preferred stock	-	(1,250)
Book overdraft	1,658	-
Dividends on common and preferred stock	(35,000)	(513)
Other	28	27

Net Cash Used in Financing Activities	(33,314)	(1,736)

Net Increase in Cash and Cash Equivalents	35,801	78,479
Cash and Cash Equivalents, Beginning of Period	71,259	17,302

Cash and Cash Equivalents, End of Period	$107,060	$95,781

The notes on pages 27 through 33 are an integral part of the condensed financial statements.

Rochester Gas and Electric Corporation Condensed Statements of Retained Earnings - (Unaudited)
Three months ended March 31	2005	2004

(Thousands)
Balance, Beginning of Period	$19,560	$121,032
Add net income	30,928	25,940

	50,488	146,972
Deduct Dividends on Capital Stock
Preferred	-	513
Common	35,000	-

	35,000	513

Balance, End of Period	$15,488	$146,459

The notes on pages 27 through 33 are an integral part of the condensed financial statements.

Rochester Gas and Electric Corporation Condensed Statements of Comprehensive Income - (Unaudited)
Three months ended March 31	2005	2004

(Thousands)
Net income	$30,928	$25,940
Other comprehensive income, net of tax
Net unrealized gains on derivatives qualified as hedges, net of income tax (expense) of $(1,586) for 2005	2,417	-
Reclassification adjustment for derivative (gains) included in net income, net of income tax expense of $391 for 2005	(590)	-

Total other comprehensive income	1,827	-

Comprehensive Income	$32,755	$25,940

The notes on pages 27 through 33 are an integral part of the condensed financial statements.

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

RG&E Electric Rate Unbundling: See Energy East's Part I, Item 2, Electric Delivery Business, for this discussion.

Errant Voltage: See Energy East's Part I, Item 2, Electric Delivery Business, for this discussion.

NYPSC Collaborative on End State of Energy Competition: See Energy East's Part I, Item 2, Electric Delivery Business, for this discussion.

Transmission Planning and Expansion and Generation Interconnection: See Energy East's Part I, Item 2, Electric Delivery Business, for this discussion.

NYISO Billing Adjustment: See Energy East's Part I, Item 2, Electric Delivery Business, for this discussion.

Natural Gas Delivery Business

RG&E's natural gas delivery business consists of its regulated transportation, storage and distribution operations in western New York.

NYPSC Collaborative on End State of Energy Competition: See Energy East's Part I, Item 2, Electric Delivery Business, for this discussion.

(a) Liquidity and Capital Resources

Operating Activities: Cash flow from operating activities included a $25 million refund to RG&E customers from proceeds of the sale of Ginna, pursuant to the Electric Rate Agreement. The Electric Rate Agreement requires additional refunds of $15 million in 2006 and $10 million in 2007.

Investing Activities: Capital spending for the first three months of 2005 was $10 million. Capital spending is projected to be $91 million for 2005 and is expected to be paid for principally with internally generated funds. Capital spending will be primarily for the extension of energy delivery service, necessary improvements to existing facilities and compliance with environmental requirements and governmental mandates.

Financing Activities: RG&E paid a common dividend of $35 million to Energy East during the first three months of 2005.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Rochester Gas and Electric Corporation

(b) Results of Operations
Three months ended March 31	2005	2004

(Thousands)
Operating Revenues	$315,720	$313,346
Operating Income	$64,878	$59,852
Earnings Available for Common Stock	$30,928	$25,427

Earnings

RG&E's earnings for the first quarter of 2005 increased $6 million primarily because of improved results for the electric operating segment due to provisions of RG&E's Electric Rate Agreement.

Operating Results for the Electric Delivery Business
Three months ended March 31	2005	2004

(Thousands)
Retail Deliveries - Megawatt-hours	1,755	1,740
Operating Revenues	$160,156	$164,184
Operating Expenses	$122,449	$129,742
Operating Income	$37,707	$34,442

Operating Revenues: First quarter 2005 operating revenues decreased $4 million primarily as a result of:

  A decrease of $14 million in wholesale sales, and
  A decrease of $4 million in sales due to economic conditions.

Those decreases were partially offset by:

  An increase of $8 million due to the amortization of the ASGA to offset incremental supply costs resulting from the sale of Ginna,
  An increase of $4 million due to the collection of a retail access surcharge pursuant to the Electric Rate Agreement, and
  An increase of $3 million reflecting the annual credit from the ASGA to compensate RG&E for maximizing the value of the sale of Ginna, pursuant to the Electric Rate Agreement.

Operating Expenses: Operating expenses decreased $7 million in the first quarter of 2005 primarily as a result of:

  A decrease of $36 million in operating costs as a result of the sale of Ginna, including $20 million for other operating and maintenance expenses, $13 million for depreciation and $3 million for other taxes, and
  A decrease of $6 million in other operating and maintenance expenses, including $4 million from various cost control measures and $2 million from lower stock option expenses.

Those decreases in operating expenses were offset by:

  An increase of $37 million for purchases of power to replace power previously generated by Ginna.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Rochester Gas and Electric Corporation

Operating Results for the Natural Gas Delivery Business
Three months ended March 31	2005	2004

(Thousands)
Retail Deliveries - Dekatherms	23,700	24,148
Operating Revenues	$155,564	$149,162
Operating Expenses	$128,393	$123,752
Operating Income	$27,171	$25,410

Operating Revenues: Operating revenues for the first quarter of 2005 increased $6 million primarily as a result of:

  An increase of $7 million due to higher natural gas purchase costs that were passed on to customers, and
  An increase of $3 million due to the Natural Gas Rate Agreement.

Those increases are partially offset by:

  A decrease of $4 million due to lower sales primarily due to lower volume usage per customer.

Operating Expenses: Operating expenses increased $5 million in the first quarter of 2005 primarily as a result of:

  An increase of $7 million due to higher natural gas purchase costs.

Item 1.  Financial Statements

Notes to Condensed Financial Statements
for
Energy East Corporation
Central Maine Power Company
Rochester Gas and Electric Corporation

Notes to Condensed Financial Statements of Registrants:
Registrant	Applicable Notes
Energy East	1, 2, 3, 4, 5, 6, 7, 8, 9, 10
CMP	1, 2, 5, 6, 7, 8, 9, 10
RG&E	1, 2, 5, 7, 8, 9, 10

Note 1. Unaudited Condensed Financial Statements

The accompanying unaudited condensed financial statements reflect all adjustments necessary, in the opinion of the management of the registrants, for a fair presentation of the interim results. All such adjustments are of a normal, recurring nature. The year-end condensed balance sheet data presented in this quarterly report was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Energy East's financial statements and CMP's financial statements consolidate their majority-owned subsidiaries after eliminating all intercompany transactions.

The accompanying unaudited financial statements for each registrant should be read in conjunction with the financial statements and notes contained in the report on Form 10-K filed by each registrant for the year ended December 31, 2004. Due to the seasonal nature of the registrants' operations, financial results for interim periods are not necessarily indicative of trends for a 12-month period.

Reclassifications: Certain amounts have been reclassified in the companies' unaudited financial statements to conform to the 2005 presentation and to reflect 2004 discontinued operations for Energy East.

Note 2. Other (Income) and Other Deductions

Three months ended March 31	2005	2004

(Thousands)
Energy East
Interest income	$(2,327)	$(400)
Allowance for funds used during construction	(306)	(102)
Earnings from equity investments	(1,149)	(1,667)
Gains on hedge activity	(4,163)	(847)
Miscellaneous	(2,122)	(2,723)

Total other (income)	$(10,067)	$(5,739)

Losses on hedge activity	$2,243	-
Miscellaneous	1,975	$3,278

Total other deductions	$4,218	$3,278

CMP
Interest income	$(124)	$(15)
Allowance for funds used during construction	(89)	(89)
Earnings from equity investments	(365)	(364)
Miscellaneous	(811)	(584)

Total other (income)	$(1,389)	$(1,052)

Miscellaneous	$222	$136

Total other deductions	$222	$136

RG&E
Interest income	$(518)	$331
Allowance for funds used during construction	(54)	(54)
Gains on hedge activity	(842)	-
Miscellaneous	(140)	(939)

Total other (income)	$(1,554)	$(662)

Miscellaneous	$128	$372

Total other deductions	$128	$372

Note 3. Basic and Diluted Earnings per Share

Basic EPS is determined by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The weighted-average common shares outstanding for diluted EPS include the incremental effect of restricted stock and stock options issued and exclude stock options issued in tandem with SARs. Historically, all stock options have been issued in tandem with SARs and substantially all stock option plan participants have exercised the SARs instead of the stock options. The numerator used in calculating both basic and diluted EPS for each period is the reported net income.

The reconciliation of basic and dilutive average common shares for each period follows:
Three months ended March 31	2005	2004

(Thousands)
Basic average common shares outstanding	146,875	146,085
Restricted stock awards	321	343
Potentially dilutive common shares	416	256
Options issued with SARs	(416)	(256)

Dilutive average common shares	147,196	146,428

Options to purchase shares of common stock are excluded from the determination of EPS when the exercise price of the options is greater than the average market price of the common shares during the period. Shares excluded from the EPS calculation for the three months ended March 31 were: 0.9 million in 2005 and 1.8 million in 2004.

Note 4. Discontinued Operations

In keeping with its focus on its regulated electric and natural gas delivery businesses, during recent years the company has been systematically exiting certain noncore businesses. All businesses sold were previously reported in the company's Other business segment. In July 2004 UWP, a subsidiary of CMP Group, sold the assets associated with its utility locating and construction divisions. In October 2004 Energy East Solutions, Inc., a subsidiary of The Energy Network, Inc., completed the sale of its New England and Pennsylvania natural gas customer contracts and related assets.

There were no discontinued operations in 2005. The results of discontinued operations of the businesses sold in 2004 were:
Three months ended March 31	2004

(Thousands)
Component of Energy East Solutions, Inc.
Revenues	$29,717

Loss from operations of discontinued business	$(358)
Income taxes (benefits)	(137)

Loss from discontinued operations	$(221)

Certain Divisions of Union Water Power Co.
Revenues	$5,018

Loss from operations of discontinued businesses	$(277)
Income taxes (benefits)	(121)

Loss from discontinued operations	$(156)

Totals for Discontinued Operations
Revenues	$34,735

Loss from operations of discontinued business	$(635)
Income taxes (benefits)	(258)

Loss From Discontinued Operations	$(377)

Note 5. New Accounting Pronouncements

Statement 123R: In December 2004 the FASB issued Statement 123R, which is a revision of Statement 123. Statement 123R requires a public entity to measure the cost of employee services that it receives in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the period during which the employee is required to provide service in exchange for the award. Statement 123R also requires a public entity to initially measure the cost of employee services received in exchange for an award of liability instruments based on the award's current fair value, subsequently remeasure the fair value of the award at each reporting date through the settlement date and recognize changes in fair value during the required service period as compensation cost over that period. Statement 123R was to be effective for public entities as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In March 2005 the SEC approved a new rule that for public companies delays the effective date of Statement 123R. Under the new rule, a public company will be required to prepare financial statements in accordance with Statement 123R beginning with the first interim or annual reporting period of its first fiscal year beginning on or after June 15, 2005.

The company plans to adopt Statement 123R effective January 1, 2006, and follow the modified version of prospective application. The weighted-average fair value per share of stock options awarded in 2004, 2003 and 2002 ranged between $2.93 and $3.91, and is not expected to change significantly for future awards of stock options. As required by Statement 123R, the company will no longer defer compensation cost for awards of restricted (nonvested) stock. Instead it will recognize compensation cost and additional paid-in-capital for the nonvested stock over the period during which the employee is required to provide service in exchange for the award. The company's adoption of Statement 123R as of January 1, 2006, is not expected to have a material effect on its financial position, results of operations or cash flows.

FIN 47: In March 2005 the FASB issued FIN 47. FIN 47 clarifies that the term "conditional asset retirement obligation" as used in Statement 143 refers to an entity's "legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity." FIN 47 requires that if an entity has sufficient information to reasonably estimate the fair value of the liability for a conditional asset retirement obligation, it must recognize that liability at the time the liability is incurred. For calendar-year enterprises such as Energy East and its subsidiaries, FIN 47 is effective no later than December 31, 2005. The company plans to apply FIN 47 as of December 31, 2005. The company is currently in the process of evaluating whether it has conditional asset retirement obligations in addition to its current asset retirement obligations. The company does not expect that its application of FIN 47 will have a material effect on its financial position, results of operations or cash flows.

Note 6. FIN 46R

In December 2003 the FASB issued FIN 46R, which addresses consolidation of variable interest entities. A variable interest entity is an entity that is not controllable through voting interests and/or in which the equity investor does not bear the residual economic risks and rewards. FIN 46R requires a business enterprise to consolidate a variable interest entity if that enterprise has a variable interest that will absorb a majority of the entity's expected losses. The company was required to apply FIN 46R to all entities subject to the interpretation as of March 31, 2004.

CMP and NYSEG have independent, ongoing, power purchase contracts with NUGs. CMP and NYSEG were not involved in the formation of and do not have ownership interests in any NUGs. CMP and NYSEG evaluated each of their power purchase contracts with NUGs with respect to FIN 46R. Most of the purchase contracts were determined not to be variable interests for one of the following four reasons: the contract is based on a fixed price or a market price and there is no other involvement with the NUG, the contract is short-term in duration, the contract is for a minor portion of the NUG's capacity or the NUGs are either governmental organizations or individuals.

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

The companies purchase electricity from the seven NUGs at above-market prices. CMP and NYSEG are not exposed to any loss as a result of their involvement with NUGs because they are allowed to recover through rates the cost of their purchases. Also, they are under no obligation to a NUG if it decides not to operate for any reason. The combined contractual capacity for the four NUGs from which CMP purchases electricity is approximately 23 megawatts. CMP's purchases from the four NUGs totaled $3 million for the three months ended March 31, 2005 and 2004. The combined contractual capacity for the three NUGs from which NYSEG purchases electricity is approximately 494 megawatts. NYSEG's purchases from the three NUGs totaled $91 million for the three months ended March 31, 2005, and $84 million for the three months ended March 31, 2004.

Neither Energy East nor CMP consolidated any NUGs at March 31, 2005 or 2004.

Note 7. Accounts Receivable

Accounts receivable for the companies include unbilled revenues as follows: Energy East - consolidated unbilled revenues of $227 million at March 31, 2005, and December 31, 2004; CMP - consolidated unbilled revenues of $22 million at March 31, 2005, and $24 million at December 31, 2004; RG&E - unbilled revenues of $39 million at March 31, 2005, and $40 million at December 31, 2004.

Note 8. Retirement Benefits

Components of net periodic benefit cost
	Pension Benefits		Postretirement Benefits
Three months ended March 31	2005	2004	2005	2004

(Thousands)
Energy East
Service cost	$9,285	$8,248	$1,549	$1,843
Interest cost	32,031	32,561	7,980	9,383
Expected return on plan assets	(52,910)	(51,318)	(556)	(664)
Amortization of prior service cost	1,249	1,164	(1,895)	(1,711)
Recognized net actuarial (gain) loss	3,952	(325)	2,635	2,211
Amortization of transition (asset) obligation	-	(308)	1,700	2,017

Net periodic benefit (income) cost	$(6,393)	$(9,978)	$11,413	$13,079

CMP
Service cost	$1,268	$1,101	$389	$486
Interest cost	3,551	3,462	1,784	2,043
Expected return on plan assets	(3,960)	(3,592)	(159)	(255)
Amortization of prior service cost	68	49	(370)	(157)
Recognized net actuarial loss	1,484	1,143	512	576

Net periodic benefit cost	$2,411	$2,163	$2,156	$2,693

RG&E
Service cost	$1,339	$1,506	$272	$272
Interest cost	6,803	7,467	1,444	1,525
Expected return on plan assets	(12,021)	(12,456)	-	-
Amortization of prior service cost	280	325	250	294
Recognized net actuarial (gain) loss	(914)	(1,665)	133	(22)
Amortization of transition (asset) obligation	-	-	464	545

Net periodic benefit (income) cost	$(4,513)	$(4,823)	$2,563	$2,614

In March 2005 Energy East's subsidiaries contributed $54 million to their pension plans, including $35 million for CMP.

Note 9. Goodwill and Intangible Assets

The company, CMP and RG&E do not amortize goodwill and/or intangible assets with indefinite lives (unamortized intangible assets). The companies test goodwill and/or unamortized intangible assets for impairment at least annually. The companies amortize intangible assets with finite lives (amortized intangible assets) and review them for impairment. The companies completed annual impairment testing in the third quarter of 2004 and determined that there was no impairment of goodwill and/or unamortized intangible assets.

The carrying amounts of goodwill, by operating segment, were the same at March 31, 2005, and December 31, 2004, and are shown in the table below.

	Electric Delivery	Natural Gas Delivery	Other	Total

(Thousands)
Energy East	$844,491	$676,588	$4,274	$1,525,353
CMP	$324,938	-	-	$324,938

The company's unamortized intangible assets had a carrying amount of $10 million at March 31, 2005, and December 31, 2004, and primarily consisted of pension assets. The company's amortized intangible assets had a gross carrying amount of $32 million at March 31, 2005, and $31 million at December 31, 2004, and primarily consisted of investments in pipelines and customer lists. Accumulated amortization was $16 million at March 31, 2005, and $15 million at December 31, 2004. Estimated amortization expense for intangible assets for the next five years is approximately $2 million for 2005 and approximately $1 million each year for 2006 through 2009.

CMP's unamortized intangible assets consisted of pension assets and had a carrying amount of $2 million at March 31, 2005, and December 31, 2004. CMP's amortized intangible assets primarily consisted of technology rights and had a gross carrying amount and accumulated amortization of less than $0.3 million at March 31, 2005, and December 31, 2004. Estimated amortization expense for intangible assets is $26 thousand for 2005 and 2006 and $8 thousand for 2007, after which amortization will be complete.

RG&E has no goodwill or unamortized intangible assets. RG&E's amortized intangible assets consisted of water rights and had a gross carrying amount of $3 million and accumulated amortization of $2 million at March 31, 2005, and December 31, 2004. Estimated amortization expense for intangible assets is $78 thousand for each of the next five years, 2006 through 2010.

Note 10. Segment Information

The company's electric delivery segment consists of its regulated transmission, distribution and generation operations in New York and Maine and its natural gas delivery segment consists of its regulated transportation, storage and distribution operations in New York, Connecticut, Maine and Massachusetts. The company measures segment profitability based on net income. Other includes: the company's corporate assets, interest income, interest expense and operating expenses, intersegment eliminations and nonutility businesses.

CMP's electric delivery business, which it conducts in the State of Maine, consists of its transmission and distribution operations. All of CMP's operating results and assets relate to its electric delivery segment.

RG&E's electric delivery segment consists of its regulated transmission, distribution and generation operations. Its natural gas delivery segment consists of its regulated transportation, storage and distribution operations. RG&E measures segment profitability based on net income. RG&E operates in the State of New York.

Selected information for Energy East's and RG&E's business segments is:
	Electric Delivery	Natural Gas Delivery	Other	Total
(Thousands)
Three Months Ended
March 31, 2005
Operating Revenues Energy East RG&E	$768,322 $160,156	$721,197 $155,564	$147,759 -	$1,637,278 $315,720
Net Income Energy East RG&E	$83,101 $16,172	$70,303 $14,756	$962 -	$154,366 $30,928
March 31, 2004
Operating Revenues Energy East RG&E	$730,595 $164,184	$681,724 $149,162	$139,037 -	$1,551,356 $313,346
Net Income (Loss) Energy East RG&E	$61,195 $13,680	$63,807 $12,260	$(4,450) -	$120,552 $25,940
Total Assets
March 31, 2005 Energy East RG&E	$6,742,189 $1,685,771	$3,841,934 $655,577	$300,082 -	$10,884,205 $2,341,348
December 31, 2004 Energy East RG&E	$6,737,573 $1,670,488	$3,851,063 $649,634	$207,477 -	$10,796,113 $2,320,122

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
(See report on Form 10-K for Energy East, CMP and RG&E for fiscal year ended December 31, 2004, Item 7A - Quantitative and Qualitative Disclosures About Market Risk.)

Commodity Price Risk: Commodity price risk is a significant issue for the company, NYSEG and RG&E, due to volatility, experienced in the electric wholesale markets. The companies manage this risk through a combination of regulatory mechanisms, such as allowing for the pass-through of the market price of electricity to customers, and through comprehensive risk management processes. These measures mitigate the companies' commodity price exposure, but do not completely eliminate it.

NYSEG, RG&E, and Energy East's energy marketing subsidiaries use electricity contracts, both physical and financial, to manage fluctuations in the cost of electricity. The cost or benefit of those contracts is included in the amount expensed for electricity purchased when the electricity is sold.

NYSEG's current electric rate plan offers retail customers choice in their electricity supply including fixed and variable rate options, and an option to purchase electricity supply from an ESCO. Approximately 40% of NYSEG's total electric load is now provided by an ESCO or at the market price. NYSEG's exposure to fluctuations in the market price of electricity is limited to the load required to serve those customers who select the bundled rate option, which combines delivery and supply service at a fixed price. NYSEG actively hedges the load required to serve customers who select the bundled rate option. As of April 29, 2005, NYSEG's load was fully hedged for on-peak periods and 99% hedged for off-peak periods for May through December 2005. A fluctuation of $1.00 per megawatt-hour in the price of electricity would change earnings less than $25,000 for May through December 2005. The percentage of NYSEG's hedged load is based on NYSEG's load forecasts, which include certain assumptions such as historical weather patterns. Actual results could differ as a result of changes in the load compared to the load forecast.

RG&E's current electric rate plan offers retail customers choice in their electricity supply including fixed and variable rate options, and an option to purchase electricity supply from an ESCO. Approximately 75% of RG&E's total electric load is now provided by an ESCO or at the market price. Two of Energy East's affiliates offer ESCO service and are among the options that NYSEG and RG&E customers have for their electricity supply. RG&E's exposure to fluctuations in the market price of electricity is limited to the load required to serve those customers who select the fixed rate option, which combines delivery and supply service at a fixed price. Owned electric generation and long-term supply contracts significantly reduce RG&E's exposure to market fluctuations for procurement of its electric supply. RG&E actively hedges the load required to serve customers who select the fixed rate option. As of April 29, 2005, RG&E's load was fully hedged for May through December 2005. A fluctuation of $1.00 per megawatt-hour in the price of electricity would change earnings less than $150,000 for May through December 2005. The percentage of RG&E's hedged load is based on RG&E's load forecasts, which include certain assumptions such as historical weather patterns. Actual results could differ as a result of changes in the load compared to the load forecast.

Other Comprehensive Income for the first quarter of 2005 was $81 million. That amount primarily represents the increase in value of the company's derivative positions for future commodity purchases and results from price increases for electricity in the wholesale market. Since the company's derivative positions are used only for hedging its load requirements for customers on fixed prices, Other Comprehensive Income for the quarter will have no effect on future net income.

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

Item 4.  Controls and Procedures

The principal executive officers and principal financial officers of Energy East, CMP and RG&E evaluated the effectiveness of their respective company's disclosure controls and procedures as of the end of the period covered by this report. "Disclosure controls and procedures" are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, within the time periods specified in the SEC rules and forms, is recorded, processed, summarized and reported, and is accumulated and communicated to the company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officers and principal financial officers of Energy East, CMP and RG&E concluded that their respective company's disclosure controls and procedures are effective.

Energy East, CMP and RG&E each maintain a system of internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Each company's system of internal control over financial reporting contains self-monitoring mechanisms and actions are taken to correct deficiencies as they are identified. There were no changes in the companies' internal control over financial reporting that occurred during each company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the respective company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities
Energy East Corporation
Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs

Month #1 (January 1, 2005 to January 31, 2005)	37,132(1)	$26.63	-	-

Month #2 (February 1, 2005 to February 28, 2005)	4,375(2)	$26.38	-	-

Month #3 (March 1, 2005 to March 31, 2005)	2,887(2)	$25.57	-	-

Total	44,394	$26.54	-	-

(1) Includes 2,329 shares of the company's common stock (Par Value $.01) purchased in open-market transactions on behalf of the company's Employees' Stock Purchase Plan; and 34,803 shares of the company's common stock (Par Value $.01) that were withheld to satisfy tax withholding obligations upon vesting of shares of restricted stock awarded through the company's Restricted Stock Plan.

(2) Represents shares of the company's common stock (Par Value $.01) purchased in open-market transactions on behalf of the company's Employees' Stock Purchase Plan.

CMP and RG&E had no issuer purchases of equity securities during the quarter ended March 31, 2005.

Item 6.  Exhibits

See Exhibit Index.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2005	ENERGY EAST CORPORATION (Registrant) By /s/Robert E. Rude Robert E. Rude Vice President and Controller (Principal Accounting Officer)
Date: May 5, 2005	CENTRAL MAINE POWER COMPANY (Registrant) By /s/R. Scott Mahoney R. Scott Mahoney Vice President - Controller, Treasurer & Clerk (Principal Financial Officer)
Date: May 5, 2005	ROCHESTER GAS AND ELECTRIC CORPORATION (Registrant) By /s/Joseph J. Syta Joseph J. Syta Vice President - Controller and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are delivered with this report:
Registrant	Exhibit No.	Description of Exhibit
Energy East Corporation	3-5	By-Laws of the company as amended April 7, 2005.
	(A)10-22	Annual Executive Incentive Plan Amendment No. 3.
	(A)10-23	Form of Restricted Stock Award Grant.
	31-1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.
	31-2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.
	*32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.
Central Maine Power Company	4-3

Sixth Supplemental Indenture dated as of April 1, 2005, relating to Medium-Term Notes, Series F, and supplementing the Indenture dated as of August 1, 1989, between the company and The Bank of New York, as trustee.

	31-1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.
	31-2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.
	*32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.
Rochester Gas and Electric Corporation	31-1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.
	31-2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.
	*32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

_________________________________

* Furnished pursuant to Regulation S-K Item 601(b)(32).

(A) Management contract or compensatory plan or arrangement.