Form 10-Q
period 2007-09-30
ENERGY EAST CORP
filed 2007-11-01
CIK 1046861

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2007
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

The number of shares of common stock (Par value $.01 per share) outstanding as of October 31, 2007, was 158,278,536.

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

		1 2 4 5 5 6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (a) Liquidity and Capital Resources (b) Results of Operations	14 20 21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	30

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6.	Exhibits	31

Signature		32

Exhibit Index		33

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

ASGA Asset Sale Gain Account

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

OPEB other postemployment benefits

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

  the occurrence of any event, change or other circumstances that could give rise to the termination of the proposed Merger Agreement, the outcome of any legal or regulatory proceedings that have been instituted against us or others following the announcement of the Merger Agreement, our ability to obtain stockholder approval of the Merger,
  the failure of the Merger to close for any reason, including the failure to obtain regulatory approvals required for the Merger, the regulatory process relating to the Merger, which could delay the Merger or result in the imposition of conditions that could have a material adverse effect on the company, our ability to compete in the rapidly changing and competitive electric and/or natural gas utility markets, regulatory uncertainty and volatile energy supply prices,
  implementation of the Energy Policy Act of 2005,
  increased state and FERC regulation,
  the operation of the NYISO and retroactive NYISO billing adjustments, the operation of ISO-NE as an RTO and CMP's continued participation in ISO-NE, our continued ability to recover NUG and other costs,
  changes in fuel supply or cost and the success of strategies to satisfy power requirements, our ability to expand our products and services including our energy infrastructure in the Northeast, the effect of commodity costs on customer usage and uncollectible expense, our ability to maintain enterprise-wide integration synergies, market risk from changes in value of financial or commodity instruments, derivative or nonderivative, caused by fluctuations in interest rates or commodity prices, the ability of third parties to continue to supply electricity and natural gas, our ability to obtain adequate and timely rate relief and/or the extension of current rate plans, the possible discontinuation or further modification of fixed-price supply programs in New York, nuclear decommissioning or environmental incidents,
  legal or administrative proceedings,
  changes in the cost or availability of capital,
  economic growth or contraction in the areas in which we do business, extreme weather-related events such as floods, hurricanes, ice storms or snow storms, weather variations affecting customer energy usage,
  changes in authoritative accounting guidance,
  acts of terrorism,
  the effect of volatility in the equity and fixed income markets on the cost of pension and other postretirement benefits, the inability of our internal control framework to provide absolute assurance that all incidents of fraud or error will be detected and prevented, and other considerations that may be disclosed from time to time in our publicly disseminated documents and filings.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
Energy East Corporation Condensed Consolidated Statements of Income - (Unaudited)

	Three Months		Nine Months

Periods ended September 30,	2007	2006	2007	2006

(Thousands, except per share amounts)
Operating Revenues
Utility	$906,594	$969,093	$3,447,664	$3,512,196
Other	124,091	121,261	385,784	386,594

Total Operating Revenues	1,030,685	1,090,354	3,833,448	3,898,790

Operating Expenses
Electricity purchased and fuel used in generation
Utility	381,141	401,603	1,117,826	1,133,153
Other	98,809	95,060	272,827	268,686
Natural gas purchased
Utility	81,849	97,469	794,587	779,902
Other	7,721	7,709	62,216	61,043
Other operating expenses	228,837	202,677	621,120	590,015
Maintenance	36,623	57,509	131,193	153,723
Depreciation and amortization	69,290	69,921	206,361	209,385
Other taxes	57,228	58,495	191,728	190,625

Total Operating Expenses	961,498	990,443	3,397,858	3,386,532

Operating Income	69,187	99,911	435,590	512,258
Other (Income)	(10,023)	(9,873)	(29,729)	(27,183)
Other Deductions	3,225	12,332	7,879	20,480
Interest Charges, Net	68,651	76,818	204,906	230,681
Preferred Stock Dividends of Subsidiaries	282	283	846	847

Income Before Income Taxes	7,052	20,351	251,688	287,433
Income Tax (Benefit) Expense	(17,990)	(661)	73,861	104,896

Net Income	$25,042	$21,012	$177,827	$182,537

Earnings per Share, basic and diluted	$.16	$.14	$1.15	$1.24

Dividends Declared per Share	$.30	$.29	$.90	$.87

Average Common Shares Outstanding, basic	157,221	146,903	153,986	146,946

Average Common Shares Outstanding, diluted	158,279	147,702	154,972	147,686

The notes on pages 6 through 13 are an integral part of our condensed consolidated financial statements.

Energy East Corporation Condensed Consolidated Balance Sheets - (Unaudited)

	Sept. 30, 2007	Dec. 31, 2006

(Thousands)
Assets
Current Assets
Cash and cash equivalents	$115,516	$93,373
Investments available for sale	222,100	20,000
Accounts receivable and unbilled revenues, net	735,913	914,657
Fuel and natural gas in storage, at average cost	307,925	277,766
Materials and supplies, at average cost	30,190	33,273
Deferred income taxes	69,170	93,187
Derivative assets	9,690	1,327
Prepayments and other current assets	183,544	193,226

Total Current Assets	1,674,048	1,626,809

Utility Plant, at Original Cost
Electric	5,723,203	5,557,858
Natural gas	2,705,182	2,654,426
Common	570,652	550,440

	8,999,037	8,762,724
Less accumulated depreciation	3,057,039	2,935,798

Net Utility Plant in Service	5,941,998	5,826,926
Construction work in progress	140,007	121,097

Total Utility Plant	6,082,005	5,948,023

Other Property and Investments	179,790	183,315

Regulatory and Other Assets
Regulatory assets
Nuclear plant obligations	204,836	263,659
Unfunded future income taxes	326,730	256,683
Deferred income taxes	20,594	-
Environmental remediation costs	178,001	128,925
Unamortized loss on debt reacquisitions	50,971	52,724
Nonutility generator termination agreements	68,415	79,241
Natural gas hedges	20,918	47,372
Pension and other postretirement benefits	325,871	351,011
Other	332,648	356,299

Total regulatory assets	1,528,984	1,535,914

Other assets
Goodwill	1,526,048	1,526,048
Prepaid pension benefits	635,606	577,356
Derivative assets	28,904	46,375
Deferred income taxes	19,362	-
Other	108,167	118,561

Total other assets	2,318,087	2,268,340

Total Regulatory and Other Assets	3,847,071	3,804,254

Total Assets	$11,782,914	$11,562,401

The notes on pages 6 through 13 are an integral part of our condensed consolidated financial statements.

Energy East Corporation Condensed Consolidated Balance Sheets - (Unaudited)

	Sept. 30, 2007	Dec. 31, 2006

(Thousands)
Liabilities
Current Liabilities
Current portion of long-term debt	$198,890	$260,768
Notes payable	136,240	109,363
Accounts payable and accrued liabilities	377,085	470,325
Interest accrued	57,554	57,243
Taxes accrued	69,872	44,009
Unfunded future income taxes	6,667	19,664
Derivative liabilities	31,664	71,678
Customer refunds	17,000	70,770
Other	208,881	209,839

Total Current Liabilities	1,103,853	1,313,659

Regulatory and Other Liabilities
Regulatory liabilities
Accrued removal obligation	884,541	843,273
Deferred income taxes	-	105,528
Gain on sale of generation assets	94,719	127,674
Pension benefits	117,895	127,330
Other	155,339	93,268

Total regulatory liabilities	1,252,494	1,297,073

Other liabilities
Deferred income taxes	1,336,081	1,105,117
Nuclear plant obligations	188,286	202,963
Pension and other postretirement benefits	521,435	530,838
Environmental remediation costs	193,375	168,949
Derivative liabilities	13,578	21,871
Other	275,667	306,283

Total other liabilities	2,528,422	2,336,021

Total Regulatory and Other Liabilities	3,780,916	3,633,094

Long-term debt	3,689,747	3,726,709

Total Liabilities	8,574,516	8,673,462

Commitments and Contingencies
Preferred Stock of Subsidiaries
Redeemable solely at the option of subsidiaries	24,587	24,592
Common Stock Equity
Common stock	1,584	1,480
Capital in excess of par value	1,751,632	1,505,795
Retained earnings	1,423,156	1,382,461
Accumulated other comprehensive income (loss)	9,889	(23,779)
Treasury stock, at cost	(2,450)	(1,610)

Total Common Stock Equity	3,183,811	2,864,347

Total Liabilities and Stockholders' Equity	$11,782,914	$11,562,401

The notes on pages 6 through 13 are an integral part of our condensed consolidated financial statements.

Energy East Corporation Condensed Consolidated Statements of Cash Flows - (Unaudited)

Nine months ended September 30,	2007	2006

(Thousands)
Operating Activities
Net income	$177,827	$182,537
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	290,853	309,663
Income taxes and investment tax credits deferred, net	52,412	20,881
Pension income	(35,516)	(22,553)
Changes in current operating assets and liabilities
Accounts receivable and unbilled revenues, net	106,825	241,423
Inventory	(26,714)	(18,446)
Prepayments and other current assets	11,084	(106,813)
Accounts payable and accrued liabilities	(84,117)	(238,194)
Interest accrued	311	10,146
Taxes accrued	9,564	(16,662)
Customer refunds	(10,056)	(15,486)
Other current liabilities	(15,535)	(34,592)
Pension contributions	(3,000)	(400)
Other assets	(3,308)	(13,395)
Other liabilities	(12,460)	(37,569)

Net Cash Provided by Operating Activities	458,170	260,540

Investing Activities
Utility plant additions	(291,899)	(266,678)
Other property additions	(526)	(1,468)
Other property sold	20	-
Maturities of current investments available for sale	766,475	1,005,365
Purchases of current investments available for sale	(968,575)	(855,340)
Investments	3,094	20,203

Net Cash (Used in) Investing Activities	(491,411)	(97,918)

Financing Activities
Issuance of common stock	236,196	-
Repurchase of common stock	(8,339)	(6,107)
Redemption of preferred stock of subsidiary, including premium	(6)	(39)
Issuance of first mortgage bonds	99,890	-
Long-term note issuances	40,000	552,148
Long-term note repayments	(209,883)	(649,648)
Notes payable three months or less, net	27,136	48,683
Notes payable issuances	1,649	78,560
Notes payable repayments	(1,907)	(71,260)
Dividends paid on common stock	(129,352)	(127,878)

Net Cash Provided by (Used in) Financing Activities	55,384	(175,541)

Net Increase in Cash and Cash Equivalents	22,143	(12,919)
Cash and Cash Equivalents, Beginning of Period	93,373	120,009

Cash and Cash Equivalents, End of Period	$115,516	$107,090

The notes on pages 6 through 13 are an integral part of our condensed consolidated financial statements.

Energy East Corporation Condensed Consolidated Statements of Retained Earnings - (Unaudited)

Nine months ended September 30,	2007	2006

(Thousands)
Balance, Beginning of Period	$1,382,461	$1,294,580
Adjustment for the cumulative effect of applying the provisions of FIN 48 as of January 1, 2007	1,291	-
Add net income	177,827	182,537

	1,561,579	1,477,117
Deduct dividends on common stock	138,423	127,878

Balance, End of Period	$1,423,156	$1,349,239

The notes on pages 6 through 13 are an integral part of our condensed consolidated financial statements.

Energy East Corporation Condensed Consolidated Statements of Comprehensive Income - (Unaudited)

	Three Months		Nine Months

Periods ended September 30,	2007	2006	2007	2006

(Thousands)
Net income	$25,042	$21,012	$177,827	$182,537
Other comprehensive income, net of tax
Net unrealized (losses) gains on investments, net of income tax (expense) for the three months of $(120) in 2007 and $(653) in 2006 and for the nine months of $(292) in 2007 and $(629) in 2006	181	986	446	949
Minimum pension liability adjustment net of income tax benefit of $552 for the three months and $1,214 for the nine months in 2006	-	(841)	-	(1,838)
Amortization of pension costs for nonqualified plans, net of income tax (expense) of $(1,133) for the three months and $(2,535) for the nine months in 2007	1,802	-	3,870	-
Net unrealized (losses) on derivatives qualified as hedges, net of income tax benefit for the three months of $13,288 in 2007 and $34,077 in 2006 and for the nine months of $12,402 in 2007 and $105,888 in 2006	(20,423)	(50,718)	(19,303)	(164,194)
Reclassification adjustment for derivative losses (gains) included in net income, net of income tax (benefit) expense for the three months of $(443) in 2007 and $9,057 in 2006 and for the nine months of $(24,253) in 2007 and $(7,296) in 2006	654	(13,656)	36,564	11,117
Net unrecognized gains on settled cash flow treasury hedges, net of income tax (expense) of $(3,018) for the three months and $(8,890) for the nine months in 2007	4,357	-	12,091	-

Total other comprehensive (loss) income	(13,429)	(64,229)	33,668	(153,966)

Comprehensive Income (Loss)	$11,613	$(43,217)	$211,495	$28,571

The notes on pages 6 through 13 are an integral part of our condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1. Unaudited Condensed Consolidated Financial Statements

In management's opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair statement of the interim periods presented. All such adjustments are of a normal, recurring nature. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Our financial statements consolidate our majority-owned subsidiaries after eliminating all intercompany transactions.

On June 25, 2007, we entered into an Agreement and Plan of Merger with Iberdrola, S.A., and Green Acquisition Capital, Inc. pursuant to which we will become a wholly-owned subsidiary of Iberdrola upon receipt of required regulatory approvals, shareholder approval and satisfaction of other closing conditions.

The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes contained in our report on Form 10-K filed for the fiscal year ended December 31, 2006. Due to the seasonal nature of our operations, financial results for interim periods are not necessarily indicative of trends for a 12-month period.

Reclassifications: Certain amounts have been reclassified in the unaudited financial statements to conform to the 2007 presentation. Effective January 1, 2007, we recognize book overdrafts where no credit is required to be extended by a bank as an operating activity rather than as a financing activity. As a result, our net cash provided by operating activities and net cash used in financing activities increased $20 million for the nine months ended September 30, 2006. Effective April 1, 2007, we began recording the unrecognized gains and losses on settled treasury hedges in other comprehensive income rather than as other assets or long-term debt. As a result, our other comprehensive income increased $10 million for the nine months ended September 30, 2007.

Note 2. Other (Income) and Other Deductions

	Three Months		Nine Months

Periods ended September 30,	2007	2006	2007	2006

(Thousands)
Interest and dividend income	$(5,276)	$(5,714)	$(14,337)	$(13,606)
Allowance for funds used during construction	(1,229)	(630)	(3,684)	(1,503)
Earnings from equity investments	(677)	(963)	(2,421)	(2,463)
Gains from energy risk contracts	(864)	(691)	(2,339)	(2,310)
Miscellaneous	(1,977)	(1,875)	(6,948)	(7,301)

Total other (income)	$(10,023)	$(9,873)	$(29,729)	$(27,183)

Losses on energy risk contracts	$600	$1,254	$4,087	$6,258
Recognition of expense from retirement of debt and trust preferred securities	-	11,248	-	11,248
Donations, civic and political	572	665	1,517	2,374
Miscellaneous	2,053	(835)	2,275	600

Total other deductions	$3,225	$12,332	$7,879	$20,480

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

The reconciliation of basic and dilutive average common shares for each period follows:
	Three Months		Nine Months

Periods ended September 30,	2007	2006	2007	2006

(Thousands)
Basic average common shares outstanding	157,221	146,903	153,986	146,946
Restricted stock awards	1,058	799	986	740
Potentially dilutive common shares	273	137	184	141
Options issued with SARs	(273)	(137)	(184)	(141)

Diluted average common shares outstanding	158,279	147,702	154,972	147,686

We exclude from the determination of EPS options that have an exercise price that is greater than the average market price of the common shares during the period. Shares excluded from the EPS calculation for the periods ended September 30 were: for the three months - 1.2 million in 2007 and 1.5 million in 2006, and for the nine months - 1.8 million in 2007 and 1.2 million in 2006.

Note 4. Income Taxes

Income taxes were $20.9 million less for the quarter ended September 30, 2007 and $8.9 million less for the quarter ended September 30, 2006 than they would have been at the statutory rate of 39.9%.

Income taxes were $26.8 million less for the nine months ended September 30, 2007 and $10.1 million less for the nine months ended September 30, 2006 than they would have been at the statutory rate of 39.9%.

Differences between the statutory rate and the effective rate for the periods ended September 30, 2007 and 2006 are primarily due to:
	Three Months		Nine Months

Periods ended September 30,	2007	2006	2007	2006

(Thousands)
Tax expense at statutory rate	$2,924	$8,228	$100,698	$114,952

Prior year tax return adjustments	(6,214)	(2,061)	(6,214)	(2,061)
Flow-through items
Depreciation	(4,762)	(354)	(2,531)	5,652
Removal costs	(1,676)	(2,370)	(4,376)	(4,933)
Medicare Subsidy	(1,419)	(1,460)	(4,257)	(4,378)
Unitary/Combined state benefits	(5,921)	(647)	(7,911)	(1,792)
Other	(922)	(1,997)	(1,548)	(2,544)

Difference from Statutory	(20,914)	(8,889)	(26,837)	(10,056)

Total Income Taxes	$(17,990)	$(661)	$73,861	$104,896

The 2007 prior year tax return adjustments primarily result from statutorily allowed acceleration of certain tax deductions that were incorporated for the first time in the filing of our 2006 federal income tax return. Because some of those items are flowed-through to ratepayers in certain regulatory jurisdictions an effective tax rate benefit results. The primary drivers of the 2006 prior year tax return adjustments related to retirements of assets offset by the flow-through effect related to book versus tax depreciation. The 2007 increase in the Unitary/Combined state benefits is primarily due to revising the 2007 estimated effective tax rate to incorporate the effects of the accelerated deductions mentioned above as well as the effect of NYSEG's $60 million VEBA contribution.

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

FIN 48 also provides guidance for the presentation of reserves in the balance sheet and the proper measurement of deferred tax assets and liabilities using the FIN 48 standard. That guidance requires classifying as current reserves that are expected to be addressed in the next 12-month period. It also requires that the tax basis of assets and liabilities reflect the presumed FIN 48 outcome versus the actual filing position in determining the proper level of accumulated deferred income taxes in accordance with Statement 109.

We adopted FIN 48 effective January 1, 2007. The total amount of gross unrecognized tax benefits at the date of adoption was $26.6 million and included income taxes of $21.2 million, interest of $5.2 million and a penalty of $0.2 million. The total amount of gross unrecognized tax benefits as of September 30, 2007 is $23.7 million and includes income taxes of $17.4 million, interest of $6.1 million and a penalty of $0.2 million. Including interest and penalty, $12.8 million of the gross unrecognized tax benefits would affect the effective tax rate, if recognized. The decrease of $3.8 million in the gross income tax amount is due to a redetermination of reserves related to 2006 based on the filing of various 2006 income tax returns. The adoption of FIN 48 did not have a material effect on our results of operation, financial position or cash flows. The cumulative effect of adoption was an increase to retained earnings of $1.3 million. In addition, we reclassified $2.3 million of accumulated deferred income tax liabilities.

We have been audited through 2000 for New York state income taxes, through 2001 for federal income taxes and through 2002 for Maine income taxes. The statute of limitations in Connecticut has expired for all years through 2003. Our New York state returns for 2001 through 2004, federal returns for 2002 through 2005 and Maine returns for 2003 and 2004 are currently under review. We anticipate that the reviews will be completed within the next 12 months. Approximately $13.1 million of the gross income tax reserves relate to the years currently under audit, with the majority relating to combined state reporting issues. We cannot estimate the ultimate outcome of the reviews.

We continue to classify all interest and penalties related to uncertain tax positions as income tax expense.

New York State Income Tax Legislation: On April 9, 2007, New York state enacted its 2007-2008 budget, which included amendments to the New York state income tax. Those amendments include a reduction in the corporate net income tax rate to 7.1% from 7.5%, and the adoption of a single sales factor for apportioning taxable income to New York state. Both amendments are effective January 1, 2007.

We have determined that these amendments did not have a material effect on our results of operations, financial position or cash flows.

Also included in the 2007-2008 New York state budget was a provision whereby certain corporations would be required to file unitary income tax returns. This provision is effective January 1, 2007. On June 25, 2007 New York state issued a Technical Service Bulletin providing further guidance as to what meets the unitary income tax filing criteria.

While we continue to monitor this issue, we have currently determined that we do not meet the unitary income tax filing criteria based on our review of the legislation, the June 25, 2007 Technical Service Bulletin and other public statements made by New York State Department of Taxation and Finance representatives.

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

We have power purchase contracts with various NUGs. However, we were not involved in the formation of and do not have ownership interests in any NUGs. We have evaluated all of our power purchase contracts with NUGs with respect to FIN 46(R) and determined that most of the purchase contracts are not variable interests for one of the following reasons: the contract is based on a fixed price or a market price and there is no other involvement with the NUG, the contract is short-term in duration, the contract is for a minor portion of the NUG's capacity or the NUG is a governmental organization or an individual. We are not able to determine if we have variable interests with respect to power purchase contracts with six remaining NUGs because we are unable to obtain the information necessary to: (1) determine if any of those NUGs is a variable interest entity, (2) determine if an operating utility is a NUG's primary beneficiary or (3) perform the accounting required to consolidate any of those NUGs. We routinely request necessary information from the six NUGs, and will continue to do so, but none of these NUGs has yet provided the requested information. We did not consolidate any NUGs as of September 30, 2007, or December 31, 2006.

We continue to purchase electricity from the six NUGs at above-market prices. We are not exposed to any loss as a result of our involvement with the NUGs because we are allowed to recover through rates the cost of our purchases. Also, we are under no obligation to a NUG if it decides not to operate for any reason. The combined contractual capacity for the six NUGs is approximately 462 MWs. The combined purchases from the six NUGs totaled approximately $296 million for the nine months ended September 30, 2007, and $266 million for the nine months ended September 30, 2006.

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

NYPSC Proceeding on NYSEG's Accounting for OPEB: In August 2006 the NYPSC issued its decision in the NYSEG electric rate case. Among other things, the NYPSC instructed the ALJ to open a separate proceeding regarding the NYPSC staff's position that NYSEG should have retained $57 million of interest in its OPEB reserve and used it to reduce rate base rather than to reduce OPEB expenses. In July 2007 NYSEG, the NYPSC staff and various intervenors filed a joint proposal with the NYPSC resolving all outstanding issues in this matter. On September 20, 2007, the NYPSC approved the joint proposal. The joint proposal provides that NYSEG will refund to customers $17 million from its existing ASGA account and establish an external VEBA trust fund for already-reserved OPEB costs, which are currently deducted from rate base, of approximately $112 million. NYSEG contributed $60 million to the VEBA on October 4, 2007, and will contribute an additional $52 million in January 2008. The joint proposal also requires pretax charges to earnings for regulatory purposes of $8 million in 2007, $5 million in 2008, and $4 million in 2009. The charges in 2008 and 2009 are expected to be offset by earnings on the VEBA.

Merger-related Lawsuit: On July 6, 2007, a purported class action complaint was filed in the Supreme Court of the State of New York for Kings County against the company and its directors. The complaint alleges that, among other things, the consideration for the proposed acquisition by Iberdrola is unfair and inadequate because it does not provide the company's stockholders with a sufficient premium for the company's common stock and the defendants have breached their fiduciary duty. The complaint seeks to enjoin the merger in addition to an unspecified amount of damages. On September 26, 2007, the plaintiff and Energy East and its directors agreed, subject to confirmatory discovery and court approval, to settle the lawsuit. The settlement is based on Energy East's agreement to include certain additional disclosures in its proxy statement. As a result of the settlement, plaintiff will not seek to enjoin the transaction. The settlement, if completed and approved by the court, will result in dismissal with prejudice of the lawsuit. The settlement also will result in a release of claims that have been or could have been asserted relating to the Merger, the Merger Agreement, or any disclosures relating to the Merger by the plaintiff and the purported class of Energy East shareholders. In connection with such settlement, the plaintiff's counsel will apply to the court for attorneys' fees and expenses not to exceed in the aggregate $340,000, which Energy East has agreed to pay, if awarded by the court, provided the court approves the settlement and dismisses the lawsuit with prejudice. Energy East and its directors continue to deny all of the substantive allegations in the complaint.

Note 7. Environmental Liability

In June 2007, based on an updated study, we increased our estimate of the costs related to the investigation and remediation of certain of RG&E's existing sites where gas was manufactured in the past. The liability to investigate and perform remediation, as necessary, for those inactive gas manufacturing sites increased $25 million as of June 30, 2007. There was no effect on net income as a result of the increase in estimate because the costs will be recovered in rates, through insurance settlements or from other third parties. RG&E seeks to collect past and future environmental response costs through current litigation.

Note 8. New Accounting Standards

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

DIG Issue G26: In December 2006 the FASB cleared DIG Issue G26, which provides guidance concerning a cash flow hedge of a variable-rate financial asset or liability for which the interest rate risk is not based solely on an index, such as an interest rate that is reset through an auction process. According to DIG Issue G26, an entity may designate the risk being hedged as the risk of overall changes in the hedged cash flows related to a variable-rate financial asset or liability. However, it may not designate the risk being hedged as the interest rate risk (the risk of changes in cash flows attributable to changes in the designated benchmark interest rate) unless the cash flows of the hedged transaction are explicitly based on that same benchmark interest rate. The implementation guidance of DIG Issue G26 became effective on April 1, 2007. As a result of applying DIG Issue G26, we dedesignated the hedging relationships as of April 1, 2007, for two of NYSEG's cash flow hedges. A $3.3 million pretax loss on those derivatives for the period prior to April 1, 2007, will remain in accumulated other comprehensive income and be reclassified into earnings in the same periods that the hedged forecasted transactions have an effect on earnings.

EITF 06-10: The FASB ratified the consensus in EITF 06-10 in late March 2007. EITF 06-10 requires an employer to recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement (in which the employee, versus the employer, owns and controls the insurance policy) in accordance with either FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions (Statement 106) or APB Opinion No. 12, Omnibus Opinion - 1967 (Opinion 12). An entity would recognize a liability in accordance with Statement 106 if, in substance, a postretirement benefit plan exists or, in accordance with Opinion 12, if the arrangement is, in substance, an individual deferred compensation contract. EITF 06-10 also requires an employer to recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years, with earlier application permitted. Entities should recognize the effects of applying the consensus through either (1) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (2) a change in accounting principle through retrospective application to all prior periods. We plan to apply the consensus in EITF 06-10 as of January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings. We are currently assessing the effects that the application of EITF 06-10 would have on our results of operation, financial position and/or cash flows, but expect that the effects will not be material.

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

Note 9. Accounts Receivable

Our accounts receivable include unbilled revenues of $141 million at September 30, 2007, and $221 million at December 31, 2006, and are shown net of an allowance for doubtful accounts of $60 million at September 30, 2007, and $59 million at December 31, 2006.

Note 10. Retirement Benefits

We have funded noncontributory defined benefit pension plans that cover substantially all of our employees. The plans provide defined benefits based on years of service and final average salary. We also have other postretirement health care benefit plans covering substantially all of our employees. The health care plans are contributory with participants' contributions adjusted annually.

Components of net periodic benefit (income) cost
	Pension Benefits		Postretirement Benefits
Three months ended September 30,	2007	2006	2007	2006

(Thousands)
Service cost	$8,779	$9,360	$1,438	$1,463
Interest cost	32,463	31,800	7,423	7,330
Expected return on plan assets	(58,216)	(55,423)	(711)	(423)
Amortization of prior service cost	1,154	1,184	(1,858)	(1,876)
Recognized net loss	3,982	5,562	1,382	1,696
Amortization of transition obligation	-	-	1,700	1,700

Net periodic benefit (income) cost	$(11,838)	$(7,517)	$9,374	$9,890

	Pension Benefits		Postretirement Benefits
Nine months ended September 30,	2007	2006	2007	2006

(Thousands)
Service cost	$26,335	$28,082	$4,315	$4,389
Interest cost	97,388	95,398	22,268	21,990
Expected return on plan assets	(174,646)	(166,270)	(2,134)	(1,270)
Amortization of prior service cost	3,461	3,552	(5,575)	(5,628)
Recognized net actuarial loss	11,946	16,685	4,148	5,088
Amortization of transition obligation	-	-	5,100	5,100

Net periodic benefit (income) cost	$(35,516)	$(22,553)	$28,122	$29,669

Under the terms of the joint proposal entered into by NYSEG to resolve issues related to its OPEB costs, NYSEG has established a VEBA, contributed $60 million to the VEBA on October 4, 2007, and expects to contribute an additional $52 million in January 2008. In addition, Energy East contributed $3 million to its pension plans in September 2007.

Note 11. Segment Information

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

Selected information for our business segments includes:
	Operating Revenues		Net Income
Three months ended September 30,	2007	2006	2007	2006

(Thousands)
Electric Delivery	$736,902	$782,437	$41,471	$44,649
Natural Gas Delivery	169,692	186,656	(18,198)	(18,706)
Other	124,091	121,261	1,769	(4,931)

Total	$1,030,685	$1,090,354	$25,042	$21,012

	Operating Revenues		Net Income
Nine months ended September 30,	2007	2006	2007	2006

(Thousands)
Electric Delivery	$2,186,186	$2,285,436	$117,626	$139,112
Natural Gas Delivery	1,261,478	1,226,760	56,786	43,116
Other	385,784	386,594	3,415	309

Total	$3,833,448	$3,898,790	$177,827	$182,537

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations

Overview

For a discussion of our Agreement and Plan of Merger with Iberdrola whereby we will become a wholly-owned subsidiary of Iberdrola upon completion of the Merger, see Recent Developments.

Energy East's primary operations, our electric and natural gas utility operations, are subject to rate regulation established predominantly by state utility commissions. The approved regulatory treatment on various matters significantly affects our results of operations, financial position and cash flows. We have long-term rate plans for NYSEG's natural gas segment, RG&E, CMP and Berkshire Gas that currently allow for recovery of certain costs, including stranded costs, and provide stable rates for customers and revenue predictability. Where long-term rate plans are not in effect, we monitor the adequacy of rate levels and file for new rates when necessary. NYSEG's five-year electric rate plan expired December 31, 2006, and new rates went into effect on January 1, 2007. SCG received approval for new rates that became effective January 1, 2006, and CNG recently received approval for new rates that became effective April 1, 2007.

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

We expect to make significant capital investments to enhance the safety and reliability of our distribution systems and to meet the growing energy needs of our customers in an environmentally responsive manner. Capital spending is expected to exceed $3 billion through 2011, including $496 million in 2007. Major spending programs include the installation of advanced metering infrastructure (AMI) in New York and Maine requiring an investment of approximately $360 million; in excess of $500 million of transmission investments, predominantly in Maine; a high efficiency transformer replacement program; and a "green" fleet initiative. The majority of our planned transmission investments will be pursuant to a regional reliability planning process and should qualify for the FERC's transmission investment ROE incentive adders for New England transmission owners. We have also proposed that RG&E build a new 300 MW natural gas fired power plant at the Russell Station. The proposed plant would meet projected load requirements in the Rochester, New York area and would cost approximately $300 million. We estimate that over one-half of our capital spending program will be funded with internally generated funds and the remainder through the issuance of a combination of debt and equity securities.

This MD&A for the quarter and nine months ended September 30, 2007 should be read in conjunction with our MD&A, financial statements and related notes contained in our report on Form 10-K for the fiscal year ended December 31, 2006. Due to the seasonal nature of our operations, financial results for interim periods are not necessarily indicative of trends for a 12-month period.

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

Our individual operating company rate plans are a critical component of our success. While specific provisions may vary among our public utility subsidiaries, our overall strategy includes creating stable rate environments that allow our subsidiaries to earn a fair return while minimizing price increases and sharing achieved savings with customers, subject to conditions contained in the Merger Agreement.

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

Iberdrola is one of the world's largest energy companies with more than 26,000 employees. Iberdrola is a leading owner and operator of renewable energy facilities, having an installed capacity of over 7,000 MW of wind generation (the largest wind portfolio in the world) and almost 10,000 MW of hydro generation. In the United States, Iberdrola owns and operates the largest wind facility on the East Coast - Maple Ridge, in upstate New York - and has over 20,000 MW of renewable generation under development in the United States.

Consummation of the Merger is subject to various customary closing conditions, including the requisite approval by our shareholders, the absence of injunctions or restraints imposed by governmental entities, the receipt of required regulatory approvals and the absence of any material adverse change to us. We and our directors have received a class action complaint on behalf of our shareholders, alleging in substance that the Merger Consideration is unfair and inadequate. We have settled with the plaintiffs, subject to court approval. (See Part II, Item 1, Legal Proceedings.)

We expect the Merger to be completed in the first half of 2008 following receipt of the required approvals, including approvals from the FERC and the public utilities commissions in Connecticut, Maine, New Hampshire and New York. Requests for the necessary approvals were made on August 1, 2007, with the four state public utilities commissions and the FERC. Until closing, we and our subsidiaries will continue to operate as a separate company.

Electric Delivery Business Developments

Our electric delivery business consists primarily of our regulated electricity transmission, distribution and generation operations in upstate New York and Maine.

NYSEG's Supply Service Filing: On August 29, 2007, the NYPSC approved a proposal for revisions to NYSEG's commodity supply service in a joint proposal submitted by NYSEG, NYPSC staff and other interested parties. Provisions of the Supply Service Plan joint proposal as adopted include:

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
  NYSEG will absorb any losses that are experienced under the FPO.

The provisions of the Supply Service Plan will become effective on January 1, 2008 and remain in place for a three-year term, unless modified as part of an electric delivery rate case prior to that time.

In approving the Supply Service Plan, the NYPSC also established a new proceeding to develop revenue decoupling mechanisms for both the electric and natural gas segments of the business.

NYPSC Proceeding on NYSEG's Accounting for OPEB: In August 2006 the NYPSC issued its decision in the NYSEG electric rate case. Among other things, the NYPSC instructed the ALJ to open a separate proceeding regarding the NYPSC staff's position that NYSEG should have retained $57 million of interest in its OPEB reserve and used it to reduce rate base rather than to reduce OPEB expenses. In July 2007 NYSEG, the NYPSC staff and various intervenors filed a joint proposal with the NYPSC resolving all outstanding issues in this matter. On September 20, 2007, the NYPSC approved the joint proposal. The joint proposal provides that NYSEG will refund to customers $17 million from its existing ASGA account and establish an external VEBA trust fund for already-reserved OPEB costs, which are currently deducted from rate base, of approximately $112 million. NYSEG contributed $60 million to the VEBA on October 4, 2007, and will contribute an additional $52 million in January 2008. The joint proposal also requires pretax charges to earnings for regulatory purposes of $8 million in 2007, $5 million in 2008 and $4 million in 2009. The charges in 2008 and 2009 are expected to be offset by earnings on the VEBA.

Advanced Metering Infrastructure: In response to an August 2006 NYPSC order, NYSEG and RG&E filed a plan to install AMI (smart meters) for all of their electric and natural gas customers. Smart meters would provide customers with detailed consumption data, enabling them to better control their energy usage. Smart meters would also eliminate the need for routine manual meter readings and estimated bills, improve the companies' response to service interruptions, improve the gas balancing and settlement process, reduce greenhouse gas emissions, and create opportunity for a wide range of time-differentiated rates, load management and load aggregation programs that are expected to reduce peak loads and thereby defer the need for additional electric generation sources. In May 2007 NYSEG and RG&E filed a supplemental plan that includes updated cost estimates for NYPSC review and approval. The plan calls for a total capital investment of approximately $268 million between 2008 and 2010. Approval for rate treatment has been requested to go into effect January 1, 2008; The company is awaiting NYPSC action on this matter, which is expected by the first quarter of 2008.

Niagara Power Project Relicensing: The NYPA's FERC license with respect to the Niagara Power Project expired on August 31, 2007. In order to continue to operate the Niagara Power Project, the NYPA filed a relicensing application in August 2005. NYSEG and RG&E had been allocated an aggregate of 360 MWs of Niagara Power Project power based on contracts with the NYPA that expired on August 31, 2007. NYSEG and RG&E also received an allocation of 148 MWs from the St. Lawrence Project pursuant to those same contracts. On March 15, 2007, FERC issued to the NYPA a new license pursuant to an Order on Offer of Settlement and Issuing New License (the "Order"). In the Order, FERC rejected NYSEG's and RG&E's arguments for a continued allocation, stating that its policy is not to direct a specific allocation absent statutory directive, but to leave those matters to private contract or state regulation. The annual value of the allocations to us is approximately $67 million for the Niagara Power Project and $51 million for the St. Lawrence Project, and the loss of the allocations would increase our residential customer rates. At its meeting on July 31, 2007, the NYPA's board of trustees approved a resolution calling for the extension of NYSEG's and RG&E's contracts with the NYPA through June 30, 2008, subject to early termination by the NYPA on at least 30 days' prior written notice. The NYPA executed the contract extensions with NYSEG and RG&E in late August 2007. Under the contract extensions, the allocations to the two companies were slightly reduced from a total of 508 MWs to a total of 451 MWs, which significantly reduces the potential effect on residential customer rates during the time of the contract extensions.

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

If the Attorney General and the NYSDEC were to commence a Clean Air Act lawsuit against RG&E, they would need to demonstrate that, among other things, the challenged modifications to Russell Station caused an "increase" in emissions from the station. The issue of what constitutes the appropriate test for an emissions increase was before the United States Supreme Court in Environmental Defense v. Duke Energy Corporation, Docket No. 05-848. In April 2007 the US Supreme Court ruled that the lower courts, in an attempt to reconcile perceived inconsistencies in the EPA's regulation of stationary sources of air pollution, impermissibly invalidated certain of those regulations. The court did not reach a decision concerning whether Duke had in fact violated those regulations. The case was remanded so that issue, as well as other defenses asserted by Duke, can be adjudicated. The effect of this decision on discussions between RG&E, the Attorney General and NYSDEC is unknown. RG&E, the NYSDEC and the Attorney General continue to discuss this matter and no suit has been filed to date. RG&E is not able to predict the outcome of this matter.

CMP July 1, 2007 Price Change: CMP's delivery prices decreased by a total of $7 million effective July 1, 2007, as a result of the annual update to CMP's transmission revenue requirement, a change in its stranded cost reconciliation adjustment and its final annual ARP 2000 distribution price change. This decrease results primarily from lower transmission congestion costs and a transmission refund requirement previously reserved by CMP. In July each year, CMP updates its transmission revenue requirement and reflects the resulting price change in rates pursuant to its tariff on file with the FERC. CMP's transmission revenue requirement decreased by $7 million. On June 12, 2007, the MPUC approved a settlement implementing an annual stranded cost reconciliation in which CMP will reduce its stranded cost rates by $4 million. These decreases are partially offset by increases under ARP 2000. CMP submitted to the MPUC its annual price change filing pursuant to the terms of its current ARP 2000 on March 15, 2007, and on June 21, 2007, the MPUC approved a settlement which provided for a $4 million distribution rate increase.

CMP Alternative Rate Plan: On May 1, 2007, CMP submitted a filing to the MPUC proposing a new alternative rate plan for a seven-year term beginning January 1, 2008 (referred to as ARP 2008). CMP's current ARP 2000 ends on December 31, 2007. CMP's proposal retains the basic structure of ARP 2000, including annual price changes based on a specified inflation index less a predetermined productivity offset, service quality indicators and associated penalties for failure to achieve the performance targets, and explicit provisions for the recovery of certain exogenous or mandated costs. The filing proposes to maintain the existing rates at the termination of ARP 2000 as the initial rates for ARP 2008. The first price change under the new rate plan would occur on July 1, 2008. The proposal includes fixed productivity offset values of 0.25% for the initial two years of the rate plan and 0.50% for the remaining five years. It utilizes reserve accounting mechanisms to address recovery of costs associated with major storm restoration and environmental clean-up costs for manufactured gas sites and PCB-contaminated facilities. CMP's ARP 2008 proposal also incorporates incremental investment and operating expenses for new initiatives including: (1) an AMI project to deploy advanced meters and communications to all of CMP's customers at an estimated cost of $90 million; (2) proposed enhancements in distribution vegetation management, inspection practices and distribution betterment projects designed to improve distribution reliability; and (3) accelerated deployment of more efficient distribution transformers. CMP expects a decision on its filing from the MPUC by the second quarter of 2008, but cannot predict the outcome of this proceeding.

April 2007 Storms: CMP experienced two significant winter storms in April that resulted in extensive outages for its customers and significant damage to its distribution facilities. CMP incurred approximately $11 million in incremental costs to restore electric service to its customers after the storms. CMP estimates that it is entitled to recover approximately $5 million of those costs under ARP 2000 and has deferred that amount as a regulatory asset. CMP plans to request recovery of the $5 million either in its current ARP 2008 proceeding or in some other rate proceeding before the MPUC.

Stranded Cost Reset: On October 1, 2007, CMP submitted a filing to the MPUC proposing to revise CMP's stranded cost revenue requirement and rates. CMP estimates that its annual stranded cost rates will decrease by approximately $58 million effective March 1, 2008, primarily due to expiring contracts with NUGs and the termination of Maine Yankee nuclear decommissioning collections. CMP proposes to establish stranded cost rates for a three-year period commencing March 1, 2008, with a continuation of current mechanisms for annual reconciliation of actual stranded cost expense and rate recovery. CMP cannot predict the outcome of this proceeding.

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

Advanced Metering Infrastructure: See Electric Delivery Business Developments.

New Accounting Standards

See Item 1, Note 8 to our condensed consolidated financial statements for explanations about the following new accounting standards recently released by the FASB:

  Statement 157 issued in September 2006,
  Statement 159 issued in February 2007,
  DIG Issue G26 cleared in December 2006 and posted to the FASB website in January 2007,
  EITF 06-10 ratified in March 2007, and
  FSP FIN 39-1 posted in April 2007.

(a) Liquidity and Capital Resources

Operating Activities: Significant operating activities that affected cash flows during the nine months ended September 30, 2007, included the following:

  A decrease in accounts payable that decreased cash $84 million, primarily due to payments for natural gas and electricity purchases,
  A decrease in receivables that increased cash $107 million, and
  An increase in fuel inventories that decreased cash $27 million.

In addition, RG&E paid a cash refund to customers of $10 million, which represented the last scheduled refund pursuant to its 2004 electric rate agreement. NYSEG refunded $77 million as a credit to customer bills, which was required as part of its August 2006 rate order. This noncash transaction is not included in the Statement of Cash Flows.

Investing Activities: Utility capital spending for the nine months ended September 30, 2007 was $292 million. We project utility capital spending of $496 million for 2007, the majority of which we expect to pay for with internally generated funds. Capital spending will be primarily for the extension of energy delivery service, necessary improvements to existing facilities, compliance with environmental requirements and governmental mandates, and the RG&E transmission project.

Current investments available for sale, which consist of auction rate securities, increased $202 million during the nine months, primarily as a result of funds available from our spring 2007 issuance of common stock.

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

During the six months ended June 30, 2007, we issued 406,073 shares of our common stock at an average price of $24.87 through our Investor Services Program. As a result of the Merger Agreement, effective June 30, 2007, shares purchased through the Investor Services Program are now purchased in the open market.

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

On July 18, 2007, RG&E filed a Form 15 with the SEC, and on July 24, 2007, the New York Stock Exchange filed a Form 25 with respect to RG&E's redeemed Series UU bonds, which terminated RG&E's status as a registrant under the Securities Exchange Act of 1934 (Exchange Act). RG&E will no longer file Exchange Act reports including Forms 10-K, 10-Q and 8-K, and proxy statements or information statements. We do not expect that the termination of RG&E's Exchange Act registration will materially affect RG&E's access to or cost of capital.

In September 2007 CMP issued $40 million of Series F medium-term notes at 6.40%, due in 2037, of which $15 million was used to refinance maturing debt Series F medium-term notes at 4.25%, due in 2007, and the remainder will be used for general corporate purposes.

In October 2007 SCG issued $40 million of medium-term notes at 6.38%, due in 2037, to refinance maturing debt of Series II medium-term notes at 7.60% due in 2007.

In October 2007 CNG issued $20 million of medium-term notes at 6.66%, due in 2037, of which $19 million was to refinance maturing debt of Series B medium-term notes at 6.62% - 6.69% due in 2007 and the remainder for general corporate purposes.

In July 2007, NYSEG filed a petition with the NYPSC for new long-term financing authority. A hearing with the NYPSC is scheduled for November 7, 2007. NYSEG plans to issue $200 million to refinance $150 million of maturing debt and to finance the VEBA funding mandated under its recent OPEB accounting settlement with the NYPSC. In addition, in October 2007, RG&E filed a petition with the NYPSC for a new long-term financing authority. RG&E expects the NYPSC will grant its requested relief at a hearing in early 2008.

(b) Results of Operations

Earnings per Share
	Three Months		Nine Months

Periods ended September 30,	2007	2006	2007	2006

(Thousands, except per share amounts)
Net Income	$25,042	$21,012	$177,827	$182,537
Earnings per Share, basic and diluted	$.16	$.14	$1.15	$1.24
Dividends Declared per Share	$.30	$.29	$.90	$.87
Average Common Shares Outstanding, basic	157,221	146,903	153,986	146,946
Average Common Shares Outstanding, diluted	158,279	147,702	154,972	147,686

Three Months

Earnings per basic share for the quarter ended September 30, 2007 increased 2 cents compared to the quarter ended September 30, 2006, primarily because of:

  Lower interest expenses that increased earnings 3 cents per share due to lower carrying costs on regulatory liabilities, savings from debt refinancings completed in 2006 and the issuance of common stock in the spring of 2007,
  Lower income tax expense that increased earnings 8 cents per share, primarily due to adjustments reflecting the actual 2006 tax expense as filed and revisions to tax expense for 2007, and
  An increase of 4 cents for the recognition in July 2006 of unamortized expenses related to the retirement of our 8 1/4% debt securities and associated trust preferred securities.

Those increases were offset by:

  Lower electric margins largely due to the August 2006 NYSEG electric rate order that reduced earnings 10 cents per share, and
  Higher operating and maintenance costs, which reduced earnings 2 cents per share.

Nine Months

Earnings per share, basic for the nine months ended September 30, 2007, decreased 9 cents per share compared to the nine months ended September 30, 2006, primarily because of:

  Lower electric margins largely due to the August 2006 NYSEG rate order which, excluding delivery volume increases, reduced earnings per share 42 cents ,
  Higher operating and maintenance costs, which reduced earnings per share 3 cents, and
  The effect of a higher number of common shares outstanding, which reduced earnings per share 6 cents.

Those decreases were partially offset by:

  Higher electricity and natural gas delivery volumes, which resulted in a 9 cents per share increase in electric margins and an increase of 8 cents per share in natural gas margins,
  Lower interest costs, which increased earnings 10 cents per share, for the reasons described above.
  Lower income taxes which increased earnings 11 cents per share primarily due to adjustments reflecting the actual 2006 tax expense as filed and revisions to tax expense for 2007, and
  An increase of 4 cents for the recognition in July 2006 of unamortized expenses related to the retirement of our 8 1/4% debt securities and associated trust preferred securities.

Energy Deliveries

Comparisons of energy deliveries and electricity commodity sales for the three months and nine months ended September 30, 2007 and 2006 are shown below.
	Electricity Deliveries (MWh)			Natural Gas Deliveries (Dth)

Three months ended September 30,	2007	2006	Change	2007	2006	Change

(Thousands)
Residential	3,113	3,147	(1%)	4,633	5,081	(9%)
Commercial	2,689	2,631	2%	1,584	2,474	(36%)
Industrial	1,909	1,895	1%	474	530	(11%)
Other	570	537	6%	2,744	2,952	(7%)
Transportation of customer- owned natural gas	N/A	N/A	N/A	13,764	14,280	(4%)

Total Retail	8,281	8,210	1%	23,199	25,317	(8%)
Wholesale	1,665	2,152	(23%)	276	-	-

Total Deliveries	9,946	10,362	(4%)	23,475	25,317	(7%)

Electricity commodity sales(1)	3,417	3,503	(3%)	N/A	N/A	N/A

(1) Included in total deliveries

	Electricity Deliveries (MWh)			Natural Gas Deliveries (Dth)

Nine months ended September 30,	2007	2006	Change	2007	2006	Change

(Thousands)
Residential	9,323	9,056	3%	54,814	50,052	10%
Commercial	7,620	7,304	4%	18,233	17,460	4%
Industrial	5,448	5,416	1%	2,549	2,575	(1%)
Other	1,712	1,661	3%	9,837	9,442	4%
Transportation of customer- owned natural gas	N/A	N/A	N/A	57,135	57,010	-

Total Retail	24,103	23,437	3%	142,568	136,539	4%
Wholesale	5,385	7,139	(25%)	894	91	882%

Total Deliveries	29,488	30,576	(4%)	143,462	136,630	5%

Electricity commodity sales(1)	10,106	10,146	-	N/A	N/A	N/A

(1) Included in total deliveries

Several factors influence the change in volume of energy deliveries, with the primary factor being weather. Temperatures during the nine months ended September 30, 2007, were significantly colder than in 2006. The effects of warmer or colder weather are especially significant to the demand for natural gas. We estimate that for the nine months ended September 30, 2007, approximately one-half of the 4% increase in retail natural gas deliveries was due to colder weather. Comparative weather data is shown in the following table.

Weather Conditions
	Three Months			Nine Months

Periods ended September 30,	2007	2006	Normal	2007	2006	Normal

New York
Heating degree days	141	184	227	4,398	4,019	4,594
(Warmer) colder than prior year	(23%)			9%
(Warmer) than normal	(38%)			(4%)
Cooling degree days	422	424	366	621	562	489
(Cooler) warmer than prior year	(1%)			11%
Warmer than normal	15%			27%

New England
Heating degree days	99	119	128	4,103	3,661	4,138
(Warmer) colder than prior year	(17%)			12%
(Warmer) colder than normal	(23%)			1%
Cooling degree days	319	340	322	407	444	388
(Cooler) than prior year	(6%)			(8%)
(Cooler) warmer than normal	(1%)			5%

Operating Results for the Electric Delivery Business
	Three Months		Nine Months

Periods ended September 30,	2007	2006	2007	2006

(Thousands)
Operating Revenues
Retail	$592,143	$591,768	$1,709,379	$1,666,341
Wholesale	107,735	133,689	339,786	428,567
Other	37,024	56,980	137,021	190,528

Total Operating Revenues	$736,902	$782,437	$2,186,186	$2,285,436

Operating Expenses
Electricity purchased and fuel used in generation	$381,141	$401,603	$1,117,826	$1,133,153
Other operating and maintenance expenses	183,647	179,760	526,713	517,503
Depreciation and amortization	45,118	46,308	134,230	139,009
Other taxes	38,131	38,976	113,380	115,058

Total Operating Expenses	$648,037	$666,647	$1,892,149	$1,904,723

Operating Income	$88,865	$115,790	$294,037	$380,713

Three Months

Operating Revenues: The $46 million decrease in operating revenues for the third quarter of 2007 was primarily the result of:

  A decrease of $9 million resulting from NYSEG's delivery rate decrease pursuant to its August 2006 rate order,
  A decrease of $19 million resulting from lower accruals for the NBC, which will be passed on to customers through lower transition charges,
  A decrease of $26 million in wholesale revenues, reflecting a 23% decline in wholesale volume, and
  A decrease of $4 million resulting from a 3% decrease in sales under supply service programs in New York.

Those decreases were partially offset by:
  An increase of $12 million in average delivery prices, primarily resulting from higher transition charges. Transition charges allow our electric utility companies to recover actual generation and purchased power costs and have no net effect on earnings.

Operating Expenses: The $19 million decrease in operating expenses for the third quarter of 2007 was primarily the result of:

  A decrease of $20 million for lower purchased power costs, including $4 million because of a major NUG contract that expired,
  A decrease of $3 million in bad debt expense, and
  A decrease of $8 million in storm related costs.

Those decreases were partially offset by:

  An increase of $3 million in OPEB expenses attributable to the discontinuance of credits from the internal reserve as a result of NYSEG's August 2006 rate order,
  An increase of $4 million related to NYSEG's OPEB joint proposal (see Electric Delivery Business Developments, NYPSC Proceeding on NYSEG's Accounting for OPEB), and
  An increase of $5 million consisting of small increases in several categories.

Nine Months

Operating Revenues: The $99 million decrease in operating revenues for the nine months ended September 30, 2007 was primarily the result of:

  A decrease of $18 million resulting from higher accruals for earnings sharing, which is included in other revenues. Those higher accruals reflect $14 million of adjustments recorded in 2006 resulting from the finalization of NYSEG's and RG&E's annual compliance filings for 2005,
  A decrease of $27 million resulting from NYSEG's delivery rate decrease pursuant to its August 2006 rate order,
  A decrease of $89 million in wholesale revenues, reflecting a 25% decline in wholesale volume,
  A decrease of $28 million resulting from lower accruals for the NBC, which will be passed on to customers through lower transition charges,
  A decrease of $3 million resulting from lower prices for electricity sales under supply service programs in New York, and
  A decrease of $8 million in other revenues.

Those decreases were partially offset by:

  An increase of $51 million in average delivery prices, primarily resulting from higher transition charges. Transition charges allow our electric utility companies to recover actual generation and purchased power costs and have no net effect on earnings. The increase in transition charges was partially offset by the NBC accrual discussed above, and
  An increase of $24 million resulting from a 3% increase in retail deliveries. Approximately one-third of the increase was due to colder winter temperatures in 2007.

Operating Expenses: The $13 million decrease in operating expenses for the nine months ended September 30, 2007 was primarily the result of:

  A decrease of $15 million for lower purchased power costs, including $6 million because of a major NUG contract that expired,
  A decrease of $5 million in depreciation expense primarily due to lower depreciation rates adopted in NYSEG's August 2006 rate order, and
  A decrease of $10 million in storm related costs.

Those decreases were partially offset by:

  An increase of $9 in OPEB expenses attributable to the discontinuance of credits from the internal reserve as a result of NYSEG's August 2006 rate order.
  An increase of $4 million related to the OPEB joint proposal settlement (see Electric Delivery Business Developments, NYPSC Proceeding on NYSEG's Accounting for OPEB), and
  An increase of $4 million consisting of small increases in several categories.

Operating Results for the Natural Gas Delivery Business
	Three Months		Nine Months

Periods ended September 30,	2007	2006	2007	2006

(Thousands)
Operating Revenues
Retail	$158,617	$177,108	$1,247,279	$1,211,388
Wholesale	2,019	1	7,954	30
Other	9,056	9,547	6,245	15,342

Total Operating Revenues	$169,692	$186,656	$1,261,478	$1,226,760

Operating Expenses
Natural gas purchased	$81,849	$97,469	$794,587	$779,902
Other operating and maintenance expenses	66,483	66,748	182,910	190,830
Depreciation and amortization	21,345	21,511	64,870	64,229
Other taxes	17,721	18,356	73,787	71,018

Total Operating Expenses	$187,398	$204,084	$1,116,154	$1,105,979

Operating Income	$(17,706)	$(17,428)	$145,324	$120,781

Three Months

Operating Revenues: The $17 million decrease in operating revenues for the third quarter of 2007 was primarily the result of:

  A decrease of $23 million resulting from an 8% decrease in retail deliveries, and
  A decrease of $4 million resulting from CNG's interruptible margin sharing mechanism.

Those decreases were partially offset by:

  An increase of $3 million resulting from higher base rates for CNG,
  An increase of $4 million from higher wholesale and transportation revenues, and
  An increase of $4 million in other revenues.

Operating Expenses: The $17 million decrease in operating expenses for the third quarter of 2007 was primarily the result of:

  A decrease of $21 million in natural gas purchases due to lower delivery volumes.

That decrease was partially offset by:

  An increase of $3 million primarily due to higher prices for purchased natural gas that were passed on to customers.

Nine Months

Operating Revenues: The $35 million increase in operating revenues for the nine months ended September 30, 2007 was primarily the result of:

  An increase of $71 million resulting from a 4% increase in retail deliveries. About one-half of the increase was due to colder winter weather in 2007,
  An increase of $18 million resulting from higher wholesale and transportation revenues, and
  An increase of $8 million resulting from higher base rates for CNG.

Those increases were partially offset by:

  A decrease of $51 million resulting from lower market prices for natural gas that were passed on to customers,
  A decrease of $7 million from CNG's interruptible margin sharing mechanism, and
  A decrease of $4 million in other revenue.

Operating Expenses: The $10 million increase in operating expenses for the nine months ended September 30, 2007, was primarily the result of:

  An increase of $55 million in natural gas purchases due to higher delivery volumes,
  An increase of $3 million in gross receipts taxes resulting from higher revenues, and
  An increase of $6 million in natural gas purchases resulting from an increase in wholesale sales.

Those increases were partially offset by:

  A decrease of $46 million in natural gas purchases resulting from lower market prices that were passed on to customers, and
  A decrease of $8 million in operating expenses primarily due to lower bad debt expenses.

Operating Results for the Energy Marketing Business

The primary business included in our Other segment is our energy marketing business composed of Energetix, Inc. and NYSEG Solutions, Inc., which market electricity and natural gas to customers throughout New York state. They have approximately 162,000 electricity customers and 52,000 natural gas customers in the service territories of RG&E, NYSEG and several other New York state utilities.

	Three Months		Nine Months

Periods ended September 30,	2007	2006	2007	2006

(Thousands)
Electricity sales (MWh)	1,218	1,160	3,385	3,445
Natural gas sales (Dth)	484	565	5,445	5,131

Operating Revenues
Electric	$107,180	$100,789	$287,828	$282,689
Natural gas	4,997	5,009	58,870	60,884

Total Operating Revenues	$112,177	$105,798	$346,698	$343,573

Operating Expenses
Electricity purchased	$101,604	$96,538	$273,377	$270,148
Natural gas purchased	5,519	5,965	57,239	56,520
Other operating expenses	4,673	2,808	11,362	8,334

Total Operating Expenses	$111,796	$105,311	$341,978	$335,002

Operating Income	$381	$487	$4,720	$8,571

Three Months

Operating Revenues: The $6 million increase in operating revenues for the third quarter of 2007 was primarily the result of:

  An increase of $5 million due higher retail electricity sales resulting from an increase in customers,
  An increase of $1 million in electric revenue resulting from higher average rates, and
  An increase of $1 million in natural gas revenues resulting from higher average natural gas rates.

Those increases were partially offset by:

  A decrease of $1 million in natural gas revenue resulting from lower sales.

Operating Expenses: The $7 million increase in operating expense for the third quarter of 2007 was primarily the result of:

  An increase of $5 million in purchased electricity due to higher electric volumes resulting from an increase in customers,
  An increase of $2 million in other operating expenses due to additional sales and marketing expenses as well as increased billing costs, and
  An increase of $1 million in natural gas purchased due to higher natural gas prices.

Those increases were partially offset by:

  A decrease of $1 million in purchased natural gas due to lower sales.

Nine Months

Operating Revenues: The $3 million increase in operating revenues for the nine months ended September 30, 2007, was primarily the result of:

  An increase of $10 million due to higher retail electric revenues from variable rate customers resulting from higher market prices for electricity, and
  An increase of $4 million due to an increase in natural gas sales.

Those increases were partially offset by:

  A decrease of $5 million due to lower electric sales resulting from the loss of some large customers to other suppliers, and
  A decrease of $6 million due to lower natural gas prices.

Operating Expenses: The $7 million increase in operating expenses for the nine months ended September 30, 2007, was primarily the result of:

  An increase of $8 million in purchased electricity resulting from higher market prices,
  An increase of $4 million in purchased natural gas due to higher natural gas sales, and
  An increase of $3 million in other operating expenses due to additional sales and marketing expenses as well as increased billing costs.

Those increases were offset by:

  A decrease of $5 million in purchased electricity due to lower electric sales, and
  A decrease of $3 million in natural gas purchases due to lower natural gas prices.

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

As of October 1, 2007, the expected load for NYSEG's fixed rate option customers is fully hedged for October through December 2007. A fluctuation of $1.00 per MWh in the average price of electricity would change NYSEG's earnings less than $150,000 for October through December 2007. RG&E expects to meet its fixed price load obligations for 2007 with owned generation or long-term supply contracts. The percentage of NYSEG's and RG&E's hedged load is based on load forecasts, which include certain assumptions such as historical weather patterns. Actual results could differ as a result of changes in the load compared to the load forecasts.

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

Energetix and NYSEG Solutions, Inc. offer retail electric and natural gas service to customers in New York state and actively hedge the load required to serve customers that have chosen them as their commodity supplier. As of October 15, 2007, the energy marketing subsidiaries' expected fixed price loads were fully hedged for November through December 2007. A fluctuation of $1.00 per MWh in the average price of electricity would change their earnings less than $22,000 for November through December 2007. The percentage of hedged load for the energy marketing subsidiaries is based on load forecasts, which include certain assumptions such as historical weather patterns. Actual results could differ as a result of changes in the load compared to the load forecasts.

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

We use interest rate swap agreements to manage the risk of increases in variable interest rates and to maintain desired fixed-to-floating rate ratios. We record amounts paid and received under those agreements as adjustments to the interest expense of the specific debt issues. As required by DIG Issue G26 (see Part I, Item 1, Note 8. New Accounting Standards) we dedesignated the hedging relationships as of April 1, 2007, for NYSEG's two cash flow hedges related to its auction rate notes. We are investigating our options concerning the future management of interest rate risk for those instruments.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
(See Part I, Item 2, MD&A, Threatened Litigation for Russell Station.)

Merger-related Lawsuit: On July 6, 2007, a purported class action complaint was filed in the Supreme Court of the State of New York for Kings County against the company and its directors. The complaint alleges that, among other things, the consideration for the proposed acquisition by Iberdrola is unfair and inadequate because it does not provide the company's stockholders with a sufficient premium for the company's common stock and the defendants have breached their fiduciary duty. The complaint seeks to enjoin the merger in addition to an unspecified amount of damages. On September 26, 2007, the plaintiff and Energy East and its directors agreed, subject to confirmatory discovery and court approval, to settle the lawsuit. The settlement is based on Energy East's agreement to include certain additional disclosures in its proxy statement. As a result of the settlement, plaintiff will not seek to enjoin the transaction. The settlement, if completed and approved by the court, will result in dismissal with prejudice of the lawsuit. The settlement also will result in a release of claims that have been or could have been asserted relating to the Merger, the Merger Agreement, or any disclosures relating to the Merger by the plaintiff and the purported class of Energy East shareholders. In connection with such settlement, the plaintiff's counsel will apply to the court for attorneys' fees and expenses not to exceed in the aggregate $340,000, which Energy East has agreed to pay, if awarded by the court, provided the court approves the settlement and dismisses the lawsuit with prejudice. Energy East and its directors continue to deny all of the substantive allegations in the complaint.

Item 1A.   Risk Factors

The information presented below updates, and should be read in conjunction with, the risk factor information disclosed in our annual report on Form 10-K. (See report of Form 10-K for Energy East for the fiscal year ended December 31, 2006, Part I, Item 1A. Risk Factors.)

There can be no assurance that Iberdrola's acquisition of the company will be completed:

Consummation of the proposed merger is subject to satisfaction of various closing conditions, including obtaining approvals or consents from a number of United States federal and state public utility, antitrust and other regulatory authorities described in the Merger Agreement. We cannot predict whether such authorizations will be obtained on satisfactory terms or the timing of required regulatory approvals. If the Merger is not completed and the Merger Agreement is terminated, the market price of our common stock may decline to the extent that the then-current market price of those shares reflects an assumption as to the completion of the Merger. Under certain circumstances, we could be obligated to pay Iberdrola a termination fee of $45 million. While the Merger is pending, we have agreed to operate our businesses in the ordinary course and certain significant business actions or changes from our ordinary course will require the consent of Iberdrola.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities
Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs

Month #1 (July 1, 2007 to July 31, 2007)	5,929(1)	$26.16	-	-
Month #2 (August 1, 2007 to August 31, 2007)	4,526(1)	$25.97	-	-
Month #3 (September 1, 2007 to September 30, 2007)	4,889(1)	$26.87	-	-

Total	15,344	$26.33	-	-

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

Date: November 1, 2007	ENERGY EAST CORPORATION (Registrant) By /s/Robert D. Kump Robert D. Kump Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

The following exhibits are delivered with this report:
Exhibit No.	Description of Exhibit
(A)10-33	Amended and Restated Employment Agreement dated as of June 25, 2007, by and among the Company, Energy East Management Corporation and W.W. von Schack.
31-1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.
31-2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.
*32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

_________________________________
(A) Management contract or compensatory plan or arrangement.
 *   Furnished pursuant to Regulation S-K Item 601(b)(32).