Form 10-K/A
period 2007-12-31
ENERGY EAST CORP
filed 2008-04-30
CIK 1046861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A

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

Introduction

This Amendment No. 1 on Form 10-K/A (the "Amendment") amends an Annual Report on Form 10-K of Energy East Corporation ("Energy East, company, we, our, us) for the year ended December 31, 2007, filed with the Securities and Exchange Commission (the "SEC") on February 29, 2008. The company is filing this Amendment to include (i) certain information required by Part III that we intended to be incorporated by reference from our 2008 Proxy Statement, which will not be filed within the requisite time period allowing such incorporation by reference and (ii) a stock performance graph in Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

This Form 10-K/A does not attempt to modify or update any other disclosures set forth in our Form 10-K filing, except as required to reflect the additional information mentioned above and included in Part II and Part III of this Form 10-K/A. Additionally, this Form 10-K/A, except for the additional information included in Part II and Part III, is as of the filing date of the 10-K and does not update or discuss any other company developments subsequent to the date of the 10-K.

The company's Form 10-K and 10-K/A are available on the company's website: www.energyeast.com. Shareholders may obtain a free copy of our Form 10-K and Form 10-K/A by contacting Investor Relations at
207-688-4386.

Below is our disclosure regarding required certifications and our disclosure regarding indemnification insurance for the company and its officers and directors.

Required Certifications

On July 12, 2007, Energy East submitted to the New York Stock Exchange its Annual Chief Executive Officer Certification under Section 303A of the New York Stock Exchange Corporate Governance Rules.

Energy East filed with the Securities and Exchange Commission the Certifications of its Chief Executive Officer and Chief Financial Officer as required under Section 302 of the Sarbanes-Oxley Act of 2002. The certifications were filed as Exhibits 31-1 and 31-2 to Energy East's Form 10-K for the fiscal year ended December 31, 2007, dated February 29, 2008.

Other Information

State law requires the company to inform stockholders of the initiation or renewal of insurance indemnifying itself and its officers and directors. That insurance, which is carried with Allied World Assurance Company, Associated Electric & Gas Insurance Services Limited (AEGIS), Energy Insurance Mutual Limited (EIM), XL Insurance (Bermuda) Ltd., and Zurich American Insurance Company, has been renewed through April 28, 2009, at an annualized gross rated premium of $2,892,295. In addition, the Pension Trust Liability Insurance, which is carried with AEGIS, American International Group, AXIS Specialty Insurance Co., Chubb Insurance Company, EIM, RLI Corp. and Zurich American Insurance Company, covering the company, its subsidiaries and its directors and those officers considered fiduciaries under the Employee Retirement Income Security Act of 1974, has been renewed through December 1, 2008, at a premium of $672,416.

Table of Contents
Part - Page
PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	II-1
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	III-2
Item 11.	Executive Compensation	III-4
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	III-21
Item 13.	Certain Relationships and Related Transactions, and Director Independence	III-23
Item 14.	Principal Accounting Fees and Services	III-25
PART IV
Item 15.	Exhibits, Financial Statement Schedules	IV-26

Signatures		27

Item 5.  Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Performance Graph

The following graph shows the yearly change in the cumulative total shareholder return on Energy East's common stock during the five years ending December 31, 2007, compared with the cumulative total return on the Standard & Poor's 500 Index and the Standard & Poor's Utilities Index assuming $100 was invested on December 31, 2002, and assuming reinvestment of dividends.

Stock Performance Graph

$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
$0

	2002	2003	2004	2005	2006	2007
Energy East Corporation	$100.00	$106.35	$132.30	$118.04	$134.75	$155.02
Standard & Poor's 500	$100.00	$128.68	$142.69	$149.70	$173.33	$182.86
Standard & Poor's Utilities	$100.00	$126.26	$156.91	$183.34	$221.82	$264.80

Item 10.  Directors, Executive Officers and Corporate Governance

Directors

James H. Brandi
Member of Hill Street Capital LLC, New York, NY from November 2005 to present; former Managing Director and Deputy Global Head of the Energy and Power Group of UBS Securities, LLC from 2000 to November 2005. Mr. Brandi, 59, is a director of Armstrong Land, LLC, Madisonville, KY, and Approach Resources Inc., Forth Worth, TX; and a trustee of The Kenyon Review, Gambier, OH. Mr. Brandi has been a director of the company since 2006. Mr. Brandi serves on the company's Compensation and Management Succession Committee and Corporate Responsibility Committee.

John T. Cardis
Former partner of Deloitte & Touche USA, LLP, New York, NY from June 1974 to May 2004; member of the executive committee of Deloitte & Touche from June 1986 to May 2004; member of Deloitte & Touche board of directors from September 1986 to August 1994. Mr. Cardis, 66, is a director of Edwards Lifesciences Corporation, Irvine, CA and Avery Dennison Corporation, Pasadena, CA and Trustee of the St. John's Medical Center, Jackson, WY. Mr. Cardis has been a director of the company since 2005. Mr. Cardis serves on the company's Compensation and Management Succession Committee (Chairperson) and Nominating and Corporate Governance Committee.

Thomas B. Hogan, Jr.
Former partner of Deloitte & Touche USA, LLP, New York, NY from June 1978 to June 2006; Chief Operating Officer of the Northeast practice of Deloitte & Touche USA, LLP from June 2004 to June 2006. Mr. Hogan, 62, is a director and Chairperson of the Audit Committee of Pictometry Corporation, Rochester, NY and director and former chairperson of Junior Achievement of New Jersey, Princeton, NJ. Mr. Hogan has been a director of the company since 2007. Mr. Hogan serves on the company's Audit Committee and Corporate Responsibility Committee.

G. Jean Howard
Chief of Staff, Office of the Mayor, City of Rochester, NY. Trustee of: True North Preparatory Academy, Rochester, NY; McQuaid Jesuit High School, Rochester, NY; Pluta Cancer Center, Inc., Rochester, NY; and Greater Rochester Health Foundation, Rochester, NY; and a member of the Community Advisory Board, Key Bank, Rochester, NY. Ms. Howard, 64, has been Chief of Staff, Office of the Mayor, City of Rochester, NY since January 2006. Prior to that time, she served as Executive Director of Wilson Commencement Park from 1990 to January 2006; Ms. Howard has been a director of the company since 2002, and was a director of RGS Energy Group, Inc. prior to its merger with the company. Ms. Howard serves on the company's Corporate Responsibility Committee and Nominating and Corporate Governance Committee.

David M. Jagger
President and Treasurer of Jagger Brothers, Inc., Springvale, ME. Director of Western Mountains Foundation, Carrabasset, ME; Trustee of Industrial Development Corporation, Sanford, ME. Mr. Jagger, 66, has been President and Treasurer of Jagger Brothers, Inc. since 1972 and has been a director of the company since 2000. Mr. Jagger was Chairman of the Board of CMP Group, Inc. and Central Maine Power Company from 1996 to 2000. Mr. Jagger serves on the company's Audit Committee and Nominating and Corporate Governance Committee.

Seth A. Kaplan
Coadjutant member of the faculty at Rutgers University School of Law-Newark, Newark, NJ. Former Partner of Wachtell, Lipton, Rosen & Katz, New York, NY from 1989 to 2004. Mr. Kaplan, 52, has been a director of the company since 2005. Mr. Kaplan serves as a lead director and is a member of the company's Audit Committee and Nominating and Corporate Governance Committee (Chairperson).

Ben E. Lynch
President of Winchester Optical Company, Elmira, NY. Past Chairman of Arnot-Ogden Medical Center, Elmira, NY. Past president of Horseheads Board of Education, Horseheads, NY. Former Trustee of the Pennsylvania College of Optometry, Philadelphia, PA; and of the Optometric Center of New York Foundation, New York, NY. Mr. Lynch, 70, has been President of Winchester Optical Company since 1965, and has been a director of the company (including its predecessor company) since 1987. Mr. Lynch serves on the company's Audit Committee (Chairperson) and Compensation and Management Succession Committee.

Peter J. Moynihan
Former Senior Vice President and Chief Investment Officer of UNUM Corporation, Portland, ME. Former Director of Maine Yankee Atomic Power Company, Wiscasset, ME. Mr. Moynihan was Senior Vice President and Chief Investment Officer of UNUM Corporation from 1987 until his retirement in 1999. Mr. Moynihan, 64, has been a director of the company since 2000 and was a director of CMP Group, Inc. prior to its merger with the company. Mr. Moynihan serves on the company's Audit Committee and Corporate Responsibility Committee (Chairperson).

Patricia M. Nazemetz
Vice President, Human Resources and Ethics for Xerox Corporation, Stamford, CT from 2007 to present and formerly Vice President, Human Resources for Xerox Corporation, Stamford, CT from 1999 to 2007; Ms. Nazemetz, 58, is a director of Catholic Health Services of Long Island, Rockville Center, NY, TransforMED, Leawood, KS, and WMS Industries, Inc., Waukegan, IL; and is a Trustee of Fordham University, New York, NY. Ms. Nazemetz has been a director of the company since 2007. Ms. Nazemetz serves on the company's Compensation and Management Succession Committee and the Nominating and Corporate Governance Committee.

Wesley W. von Schack
Chairman, President & Chief Executive Officer of the company, Portland, ME. Director of: The Bank of New York Mellon Corporation, New York, NY; Teledyne Technologies, Inc., Thousand Oaks, CA; and The Gettysburg Foundation, Washington, D.C.; Trustee of the American Gas Association Foundation, Washington, D.C.; Chairman of the Board and Director of Associated Electric & Gas Insurance Services Limited, East Rutherford, NJ. Mr. von Schack, 63, has been Chairman, President, Chief Executive Officer and a director of the company (including its predecessor company) since 1996.

Corporate Governance

The company's Code of Conduct demands the highest ethical standards in the conduct of the company's business and applies to directors and every employee of the company including its principal executive, financial and accounting officers. In 2007, our Board adopted a formal written policy regarding approval of any related-party transactions. The Corporate Governance Guidelines, the Code of Conduct, the Related-Party Transactions Policy, as well as the charters of the Audit Committee, the Compensation and Management Succession Committee and the Nominating and Corporate Governance Committee are available on the company's Website: www.energyeast.com and are available in printed form upon request.

Audit Committee

The Audit Committee members are Messrs. Lynch (its Chairperson), Hogan, Jagger, Kaplan and Moynihan. Each member of the Audit Committee is financially literate and meets the independence requirements of the New York Stock Exchange and the SEC. Each member of the Committee also possesses accounting or financial management expertise as defined by the New York Stock Exchange. The Board of Directors has determined that Messrs. Lynch, Hogan and Moynihan are "audit committee financial experts" as defined under the rules of the SEC. Mr. Lynch is a chief executive officer, Mr. Hogan is a certified public accountant, and Mr. Moynihan was a chief investment officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons holding ten percent or more of the Company's equity securities to file reports of ownership and changes in ownership with the SEC and the New York Stock Exchange. Such reporting persons are also required to provide the company with copies of all Section 16(a) forms they file. SEC regulations specify due dates for these reports. Based solely on its review of the copies of the reports received by it and certain written representations from certain reporting persons, the company believes that during 2007 all filing requirements were satisfied by its directors and executive officers.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes our executive compensation policies, objectives and decisions. For a full understanding of the information presented, you should read and consider the following narrative discussion, together with the information in the tables that follow and the specific discussions that accompany the tables, as well as the Report of the Compensation and Management Succession Committee and the description of the role of our Compensation and Management Succession Committee. Further, due to the pending merger which will result in the company becoming a wholly-owned subsidiary of Iberdrola, S.A., the company has made certain commitments with respect to compensation matters that are discussed throughout this discussion and analysis.

Guiding Principles and Policies

The company's executive compensation program has two primary objectives:

• To attract and retain talented senior executives.

• To motivate senior executives by rewarding them for outstanding corporate and individual performance.

The company adheres to the following fundamental principles as the basis for its executive compensation program:

• Executive compensation should be determined by a Committee composed entirely of independent directors having sufficient resources to do its job, including access to independent, qualified experts.

• Executive compensation should be closely aligned with both short-term and long-term shareholder interests.

• Executive compensation should appropriately reflect an individual's contribution to the achievement of corporate goals and objectives and as a result, a significant component of compensation should be at risk.

• Executive compensation should take into consideration the quality of customer service and operational excellence delivered by the business units or functions for which the executive is responsible.

• Executives should be required to build and maintain significant equity investments in the company.

Overview of Executive Compensation Components

The company's compensation programs for its named executive officers consist of the components set forth in the table below.
Pay Element	Description	Why the Element Is Used

Base Salary	Pay for skill and experience.	Required for market competitiveness.
Short-Term Incentives
Annual Executive Incentive Plan	Annual rewards for achievement of superior performance with respect to critical annual business and customer service goals.	Market competitive practice. Focuses named executive officers on annual goals that link them to company performance and customer service.
Long-Term Incentives
Stock Options/ Tandem Stock Appreciation Rights (SARs)	Long-term compensation linked to company stock price appreciation.	Equity grants provide a competitive long-term incentive to employees in direct alignment with shareholder interests.
Options and SARs link award to stock appreciation, limiting at risk compensation to the increase in share value.
Performance-Accelerated Restricted Stock	Long-term compensation linked to company stock price performance.	The use of performance-accelerated restricted stock not only aligns executives with shareholders, but also serves as an effective retention device.
Benefits
Retirement Benefits

Named executive officers participate in a 401(k) tax-qualified retirement savings plan as well as qualified and nonqualified defined benefit retirement plans. Included in the nonqualified benefits for all named executive officers is a Supplemental Executive Retirement Plan, or SERP. An explanation of benefits under each of the retirement plans is included in the narratives for the Pension Benefits Table.

Part of the company's broad-based employee pay program, and a market competitive practice. The SERP benefit delivers an important value to the named executive officers, and is a significant element in the company's ability to deliver a market competitive total compensation package.

Pay Element	Description	Why the Element Is Used

Welfare Benefits

Executives are eligible to participate in employee health and welfare benefit plans available to all employees of the company, including medical, dental, vision, flexible spending accounts, life insurance, and/or disability plans.

Part of the company's broad-based employee pay program, and a market competitive practice.
Deferred Compensation Plan

Named executive officers are eligible to participate in a nonqualified deferred compensation plan available to certain employees eligible for the Annual Executive Incentive Plan. None of the named executive officers participate in this program.

The plan is a cost-effective method of providing additional cash flow to the company and offers a market competitive benefit to executives.
Employees' Stock Purchase Plan

Named executive officers participate in the Employees' Stock Purchase Plan, generally available to all employees, that provides a company match of 10% for employee contributions to purchase shares of company stock.

This plan is intended to promote broad-based employee ownership in the company and aligns employee interests with shareholder interests.
Perquisites
Additional Benefits and Perquisites	Certain executive officers receive: Financial planning services, membership fees, and related tax reimbursements.	These benefits are designed to encourage continuity in executive leadership and remain market competitive.

Post-Termination	Some named executive officers have employment agreements or severance agreements providing post-termination compensation. Some named executive officers also have a change-in-control agreement.

Market competitive practice.
Employment agreements assist in attracting the executives to positions and retaining them.
Severance and change-in-control agreements provide continuity of management in the event of an actual or threatened change-in-control of the company.

Additional Information Regarding Compensation Program Design

Compensation Benchmarking with Peer Companies

The Committee collects and analyzes compensation market data annually. Compensation of the named executive officers is compared to survey data of comparable positions at companies in both the energy industry and general industry. For 2007 pay decisions for the named executive officers, the Committee relied on market competitive analysis performed by Towers Perrin in the fall of 2006. The market data for the named executive officer roles was size-adjusted using regression to a revenue of $5.5 billion and based on a 50/50 blend of energy industry and general industry information. The energy industry data is derived from the Towers Perrin's Energy Industry Executive Compensation Database which includes compensation information from nearly 100 energy and utility companies. The general industry market data is derived from the Towers Perrin's Executive Compensation Database, which contains compensation information from over 800 companies from a variety of industries.

The Committee targets median levels for total compensation as well as for base pay, short-term and long-term incentives. Ultimately, the independent members of the Board, acting on the Committee's recommendation, have the final decision in determining the appropriate compensation amounts to retain, motivate, and reward the CEO and other named executive officers. The named executive officers 2007 total compensation was at market median levels.

In 2007 the Committee engaged Hewitt Associates as its independent executive compensation consultant on a go-forward basis.

Base Salary

The Compensation and Management Succession Committee recommends to the Board the base salaries of the named executive officers in accordance with the general philosophy described above, comparing the named executive officers' current levels with those at the median of the market. Base salaries are evaluated annually however, adjustments are made as necessary-generally less frequently than on an annual basis. In addition to market competitiveness, the Committee also considers a number of quantitative and qualitative factors, including: (i) our overall financial and operational achievements, as well as the performance of the business or function for which the individual is responsible; (ii) the individual's experience and responsibilities; (iii) the individual's effectiveness in performing those responsibilities; (iv) the individual's role in leading or helping implement our short-term and long-term strategies; and (v) the market for individuals with the relevant skills, experience and expertise. As requested by the Committee, the CEO and the Committee's independent compensation consultant provides input for the base salary recommendations for all named executive officers other than the CEO, for whom only the compensation consultant provides input.

Annual Executive Incentive Plan

The Annual Executive Incentive Plan (AEIP or Plan), directly ties compensation to specific company financial goals, as well as individual performance objectives. Individual performance objectives are identified by the Committee as a means of promoting the fundamental compensation principles outlined above (including rewarding customer service and operational excellence) and are consistent with objectives generally used in short-term incentive plans in the utility industry. Awards under the Plan are based on attainment of corporate earnings goals and assessments of individual performance goal achievement which can be objective or subjective assessments depending on the nature of the goal.

At the beginning of the year, the Committee recommends to the Board an earnings performance threshold and maximum earnings range for the administration of the AEIP. If the threshold is not achieved, awards are not made under the Plan (irrespective of the named executive officer's individual performance). At the same time, the Board approves individual performance objectives for each of the named executive officers. Each named executive officer other than the CEO has several individual performance objectives, for example: predetermined corporate and business area financial targets and operating plan objectives such as the completion of critical business projects in energy delivery and reliability, customer satisfaction, regulatory, merger development and consummation, workforce diversity, employee safety, and succession planning. The CEO's AEIP award is determined differently than the other named executive officers' AEIP award. The CEO's incentive award is also based on the company's earnings performance relative to target but the individual component is based on the average performance of those executives that report to him (named executive officers as well as other executives) compared to their objectives. As requested by the Committee, the CEO and Chief Administrative Officer provide input regarding these objectives (and the achievement of these objectives) for named executive officers other than themselves.

In 2007 the named executive officers had the following ranges of potential payouts, as a percentage of base salary, based upon attainment of corporate earnings goals and achievement of individual performance objectives: Mr. von Schack-threshold met 0-100%, maximum achieved 0-200%; Messrs. Rude, McClain, Kump and Connolly -threshold met 0-55%, maximum achieved 0-110%. Those percentages are determined based on market-competitiveness and comparison of the individual named executive officers' roles and responsibilities.

The following is an example of how the AEIP is calculated, assuming: (i) a named executive officer had a total AEIP opportunity of 55% at threshold to 110% at maximum, (ii) the executive achieved all of his individual performance objectives, (iii) the threshold earnings goal set by the Committee was $X/share, (iv) the maximum earnings goal set by the Committee was $Z/share, and (v) the actual earnings were $Y/share (Y being the midpoint between X and Z); the named executive officer would receive an AEIP award of 82.5% of base salary.

Long-Term Incentive Program

The company's long-term incentive program consists of stock options and performance-accelerated restricted stock. The Committee establishes guidelines for long-term incentive awards for each level of management and in setting the guidelines, it considers an individual's organizational position, historical performance, prior awards, current performance and potential future contribution to the company. As requested by the Committee, the CEO and Chief Administrative Officer provide input for those guidelines for all named executive officers.

The Committee in the past few years has granted the named executive officers approximately 10% stock options/tandem SARs and 90% performance-accelerated restricted stock, based on value. The Committee's long-term awards emphasize performance-accelerated restricted shares rather than stock options/tandem SARs because utilities such as the company generally have modest growth and, therefore, a significant portion of shareholder value would be expected to come from dividends. Recipients of performance-accelerated restricted stock under the Restricted Stock Plan are entitled to receive the cash equivalent of any dividends declared thereon and to vote the shares.

We only issue SARs in tandem with stock options, although they may be issued on a free-standing basis. Tandem SARs represent the holder's right to receive an amount equal to the excess of the fair market value of a share of the company's common stock (determined on the date of the exercise of the SAR) over the exercise price of the related option. In accordance with the terms of the Stock Option Plan the exercise price is set at the closing price of the common stock on the date prior to the date of grant. The Stock Option Plan provides for the award of shares of the company's common stock to individuals, subject to restrictions on transfer, including those imposed by the Securities Act and the Exchange Act, and such other restrictions as the Committee may impose. An individual may not receive awards covering more than 400,000 shares of common stock in any one calendar year. Options must be exercised within 10 years of the date of grant or they are forfeited. Stock options/SARs vest within two years; with one-third vesting immediately at grant, a second third vesting on the first day of the year following their grant, and the final third vesting a year later.

The Committee has the flexibility under the Stock Option Plan and the Restricted Stock Plan to accelerate vesting of awarded shares. The Committee has provided for acceleration of vesting for both outstanding stock options and shares of restricted stock upon consummation of the merger with Iberdrola.

2007 Compensation

Base Salary. The Compensation and Management Succession Committee determines the base salaries of the named executives in accordance with the general compensation philosophy described above and typically reviews base salaries on an annual basis. In recommending any increase, the Committee considers general industry and utility industry compensation information and the named executive officer's individual performance and prior salary increases.

On February 8, 2007, Mr. McClain was promoted to Senior Vice President and Chief Development and Integration Officer; and Mr. Kump was promoted to Senior Vice President and Chief Financial Officer. The Board of Directors, on the recommendation of the Compensation and Management Succession Committee, increased the base salaries of these officers and Messrs. Rude and Connolly. The increases were the first for these officers since March 2005, other than Mr. Connolly who started employment on January 1, 2006, and were based on a review of their performance and the results of a peer compensation competitive analysis prepared by Towers Perrin. The new salaries, which became effective on February 18, 2007, are: Mr. Rude - $325,000; Mr. McClain - $355,000; Mr. Kump - $350,000; and Mr. Connolly - $325,000.

Annual Executive Incentive Plan. The Compensation and Management Succession Committee set the 2007 AEIP objectives to be challenging and require significant individual and company achievement to be accomplished. Over the past seven years, on average, the company has achieved threshold earnings 100% of the time and maximum earnings approximately 29% of the time. On average over the last seven years, a named executive officer has been awarded approximately 79% of the maximum incentive opportunity. The degree of difficulty in achieving the 2007 objectives was expected to be similar to that of objectives in prior years. In 2007 the company achieved the maximum earnings level under the Plan. Based on both the company's earnings performance and their individual performance, the named executive officers had the following AEIP awards for 2007:

Mr. von Schack: Based on the company's earnings performance (at maximum) and based on the average performance of his direct reports (92.1% of goal), he received an AEIP bonus of 184.2% of base salary.

Mr. Rude: Based on the company's earnings performance (at maximum) and based on achievement of 100% of his individual objectives including achievement of predetermined corporate and business area financial targets (70%) and satisfactory operating plan execution (40%) in such business areas as regulatory, merger development and consummation, energy delivery and reliability and succession planning, Mr. Rude received an AEIP bonus of 110% of base salary.

Mr. McClain: Based on the company's earnings performance (at maximum) and based on achievement of 100% of his individual objectives including achievement of predetermined corporate and business area financial targets (70%) and satisfactory operating plan execution (40%) in such business areas as IT infrastructure, regulatory, merger development and consummation, energy delivery and reliability and succession planning, Mr. McClain received an AEIP bonus of 110% of base salary.

Mr. Kump: Based on the company's earnings performance (at maximum) and based on achievement of 100% of his individual objectives including achievement of predetermined corporate and business area financial targets (70%) and satisfactory operating plan execution (40%) in such business areas as regulatory, merger development and consummation, energy delivery and reliability and succession planning, Mr. Kump received an AEIP bonus of 110% of base salary.

Mr. Connolly: Based on the company's earnings performance (at maximum) and based on achievement of 100% of his individual objectives including achievement of predetermined corporate and business area financial targets (70%) and satisfactory operating plan execution (40%) in such business areas as regulatory, merger development and consummation, energy delivery and reliability and succession planning, Mr. Connolly received an AEIP bonus of 110% of base salary.

Long-Term Incentive Plan. When determining long-term incentive award levels the Committee considers external practices regarding long-term incentives including market competitive values, the performance and potential of each individual named executive officer, and the strategic importance of each named executive officer's role.

In 2007 the named executive officers received the following stock options/tandem SARs under the Stock Option Plan: Mr. von Schack 75,000; Mr. Rude 15,000; Mr. McClain 15,000; Mr. Kump 15,000; and Mr. Connolly 11,000.

In 2007 the named executive officers received the following performance-accelerated restricted stock awards under the Restricted Stock Plan; Mr. von Schack 140,000 shares; Mr. Rude 15,000 shares; Mr. McClain 15,000 shares; Mr. Kump 15,000 shares; and Mr. Connolly 9,500 shares. Mr. von Schack received additional shares of performance-accelerated restricted stock under the terms of his employment agreement (this award is described in the Grants of Plan-Based Awards Table).

The restricted stock vests on January 1, 2013, subject to early vesting as follows: (i) one-half of each grant vests on the day following any December 31st on which the total shareholder return (stock price appreciation, dividends and any other shareholder distributions) from the date of grant is at least equal to 25%, and (ii) the remaining half vests on the day following any December 31st on which the total shareholder return from the date of grant is at least equal to 50%. Dividends on restricted stock are paid as compensation prior to vesting and are paid after vesting in a manner consistent with all dividends on nonrestricted Energy East common stock. All assumptions made in the valuation of awards of stock and options were made in accordance with FAS 123R and such assumptions are discussed in footnote 11 to the company's audited financial statements for 2007 included in the company's Annual Report on Form 10-K for the period ended December 31, 2007.

Long-term incentives are at risk for two reasons. First, multiyear vesting schedules require continued service before awards are earned-if a nonretirement eligible executive leaves or is terminated for cause, awards are forfeited. Second, in the case of stock options, no value is delivered to executives unless Energy East's stock price increases after the date of grant. The following table illustrates the allocation percentage of total direct compensation among salary, short-term and long-term incentive compensation for the named executive officers (additional detail regarding the compensation paid to these individuals in 2007 is contained in the Summary Compensation Table).
		At Risk Incentive Compensation

	Salary	Short-Term	Long-Term	Total

Wesley W. von Schack	12%	22%	66%	100%
Robert E. Rude	29%	33%	38%	100%
F. Michael McClain	30%	34%	36%	100%
Robert D. Kump	30%	34%	36%	100%
Paul K. Connolly, Jr.	34%	38%	28%	100%

Pension Plans

The named executive officers are eligible to receive benefits under qualified and nonqualified retirement plans. The nonqualified plans include: (i) a plan designed to restore benefits that would have been paid to the named executive officer if certain federal tax limitations were not in effect-the ERISA Excess Plan, and (ii) a Supplemental Executive Retirement Plan or SERP, which provides eligible employees with a total retirement benefit (including benefits under all company plans and Social Security based on age and/or years of service) of up to 75% of the average of their highest three consecutive years of eligible compensation within the last five years of employment. A detailed description of each of the retirement plans is located in the narrative to the Pension Benefits Table.

Stock Ownership Guidelines

Named executive officers must maintain a prescribed level of ownership in the company to closely align their interests with those of shareholders and demonstrate their confidence in the company, including their long-term commitment to it. All stock holdings count toward this requirement, including both vested and unvested restricted stock grants; options do not count toward the ownership requirement. The named executive officers' stock ownership guidelines as a multiple of base salary is as follows: Mr. von Schack 5x; Mr. Rude 3x; Mr. Kump 3x; Mr. McClain 3x and Mr. Connolly 2x. Named executive officers have until five years after their appointment to their current position to satisfy these guidelines. The Committee oversees compliance with this policy. Considering the time frames described above, in 2007 all named executive officers were in compliance with the stock ownership guidelines.

Employment Agreements

The company has entered into employment agreements with the following named executive officers, (certain details of the agreements are set forth in the relevant compensation tables and the related notes and narratives included below).

         Agreement with the Chief Executive Officer

Mr. von Schack has an agreement with a term ending on June 30, 2008, that provides for automatic one-year extensions unless either party to the agreement gives notice that such agreement is not to be extended. This agreement provides a minimum base salary, long-term incentive grants, and a SERP benefit. The details of the long-term incentive grant provisions are discussed in the Outstanding Equity Awards Table narrative, and the SERP benefit is discussed in the narrative to the Pension Benefits Table. The agreement was entered into in order to provide Mr. von Schack with incentives to transform the company and to remain market competitive. Upon the merger with Iberdrola becoming effective, Mr. von Schack's agreement will be replaced by an amended and restated employment agreement that provides for a two-year term from the date the merger becomes effective, during which he will continue to serve as the company's Chairman, President and Chief Executive Officer. The term may be extended for an additional one-year period with the consent of Iberdrola, Mr. von Schack and the company. The independent members of the Energy East Board of Directors have approved an amendment to Mr. von Schack's new amended and restated employment agreement to provide for reimbursement of any 280G excise taxes that Mr. von Schack may incur as a result of the merger becoming effective. It is not anticipated that any 280G excise taxes will be due. The amendment requires the consent of Iberdrola.

         Agreement with the Chief Development and Integration Officer

Mr. McClain has an agreement with a three-year term that is automatically extended each month unless either party gives written notice that the agreement is not to be extended. This agreement provides a minimum base salary, SERP benefit, and severance provisions. Details on the SERP benefit are provided in the narrative to the Pension Benefits Table and details of the severance provisions are located in the Potential Payments Upon Termination or Change-in-Control Table and narrative. The agreement was entered into to assist in retaining Mr. McClain, and to remain market competitive.

         Additional Named Executive Officer Agreements

Messrs.  Rude, Kump and Connolly, each have change-in-control agreements and general severance agreements. The change-in-control agreements require that there be both a change-in-control and a termination of employment under certain circumstances before benefits are paid. Details of the change-in-control agreements and severance agreements are located in the Potential Payments Upon Termination or Change-in-Control section below.

Timing of Compensation Decisions

Consistent with its historic practices, the Committee generally awards stock options/SARs and performance-accelerated restricted stock shares and determines annual incentives at its February meeting. The Committee considers what, if any, material nonpublic information exists at the time it approves equity award grants. As previously stated, base salary changes are made on an ad hoc basis, generally less frequently than on an annual basis.

Tax Matters

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to a company for compensation in excess of one million dollars paid to a company's CEO and each of the next four most highly compensated executive officers, except that qualifying performance-based compensation that meets certain specified criteria is not subject to Section 162(m). While the Committee recognizes the importance of tax deductibility, it believes that it is critical to balance tax deductibility with ensuring that the company's programs are designed appropriately to recognize and reward executive performance. Thus, the Committee reviews tax consequences as well as other relevant considerations when making compensation decisions within the context of the overall operation of the company's compensation program and considers what actions should be taken, if any, to operate the compensation program in a tax-effective manner. We are generally not able to deduct awards made under our AEIP, Stock Option and Restricted Stock plans.

Policy on Recovery of Awards

The company currently has no policy with respect to recovery or the granting of additional awards when the performance measures upon which they are based are restated or otherwise adjusted in a manner that would reduce or increase the size of an award or payment. The company has not had a restatement or adjustment of earnings that would have required an increase or reduction in the size of awards previously granted.

Report of Compensation and Management Succession Committee

The Committee has reviewed and discussed the Compensation Discussion and Analysis beginning on page III-4 with management. Based upon such review, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the company's Annual Report on Form 10-K for the year ended December 31, 2007.
Compensation and Management Succession Committee
John T. Cardis, Chairperson
James H. Brandi	Patricia H. Nazemetz
Ben E. Lynch

Summary Compensation Table-2007

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1-a)	Option Awards(1-b)	Non-Equity Incentive Plan Compensation	Change in Pension Value(2)	All Other Compensation(4)	Total

Wesley W. von Schack Chairman, President & Chief Executive Officer	2007 2006	$900,000 900,000	$0 0	$5,786,509 4,661,186	$1,853,520 1,056,049	$1,657,374 929,876	$0(3) 1,069,117	$46,384 39,480	$10,243,787 8,655,708

Robert E. Rude Senior Vice President and Chief Regulatory Officer	2007 2006	317,308 275,000	0 0	649,569 328,027	82,069 55,891	357,500 133,980	407,932 315,363	27,429 23,140	1,841,80 1,131,401

F. Michael McClain Senior Vice President, and Chief Development and Integration Officer	2007 2006	341,923 270,000	0 0	443,016 357,359	50,633 32,332	390,500 167,832	375,936 207,926	7,070 5,928	1,609,078 1,041,377

Robert D. Kump Senior Vice President and Chief Financial Officer	2007 2006	334,615 250,038	0 0	188,837 165,452	107,833 74,968	385,000 121,800	220,456 40,958	24,155 22,919	1,260,896 676,135

Paul K. Connolly, Jr. Vice President and General Counsel	2007 2006	317,308 269,711	0 150,000	235,220 235,885	125,389 146,074	357,500 92,400	80,310 327,669	50,305 5,341	1,166,032 1,227,080

_________________________________
(1) Reflects the dollar amounts recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with FAS 123(R) of awards granted in and prior to 2007 pursuant to the Company's Restricted Stock Plan and 2000 Stock Option Plan, respectively. Assumptions used in the calculation of these amounts are included in footnote 11 to the company's audited financial statements for the fiscal year ended December 31, 2007, included in its Annual Report on Form 10-K for such period. The amounts for Messrs. von Schack, Connolly and McClain recognize that they are retirement-eligible and amounts are fully expensed in the year granted.

a) In 2007, Mr. von Schack received a grant of $4,714,180 under the company's Restricted Stock Plan that was expensed and fully amortized; the balance expensed and percentage amortized in 2007 for grants made in 2005 (previously reported in our proxy statement as compensation received for that year) was $1,072,329 (36%).

Similarly, for the other named executive officers the amounts expensed and the percentage amortized in 2007 pursuant to the company's Restricted Stock Plan for grants made in 2005, 2006 and 2007 were (i) Mr. Rude $91,944 (36%), $186,225 (50%) and $371,400 (100%), respectively; and (ii) Mr. Kump $71,616 (36%), $47,977 (20%) and $69,244 (19%), respectively. For Mr. McClain the amounts expensed and the percentage amortized were $71,616 (36%) and $371,400 (100%) for grants made in 2005 and 2007, respectively; and for Mr. Connolly was $235,220 (100%) for a grant made in 2007.

b) The amounts expensed in 2007 pursuant to the company's 2000 Stock Option Plan represent the estimated value using Black-Scholes for the 2007 grant and the change in value from amounts previously reported in our proxy statement as compensation as of December 31, 2006 to December 31, 2007 using Black-Scholes for all prior- year grants. Those amounts for (i) Mr. von Schack for grants made in 1999, 2000, 2001, 2003, 2004, 2005, 2006 and 2007 were $104,000, $451,500, $586,000, $205,100, $251,100, $36,624, $49,435, and $169,761, respectively; (ii) Mr. Rude for grants made in 1999, 2004, 2005, 2006 and 2007 were $20,800, $14,200, $3,230, $9,887 and $33,952, respectively; (iii) Mr. McClain for grants made in 2004, 2005, 2006 and 2007 were $6,200, $3,230, $7,251 and $33,952, respectively; (iv) Mr. Kump for grants made in 1999, 2004, 2005, 2006 and 2007 were $20,800, $42,600, $3,230, $7,251 and $33,952, respectively; and (v) Mr. Connolly for grants made in 2006 and 2007 were $100,490 and $24,899, respectively.

(2) Reflects the increase in the actuarial present value in the accumulated pension benefits at December 31, 2006, and the accumulated pension benefits at December 31, 2007, of all defined benefit plans for each of the named executive officers.

(3) The Change in the Pension Value for Mr. von Schack was a negative $1,085,730. Pursuant to SEC guidance, a net value of $0 is disclosed in the table.

(4) Mr. von Schack received financial planning services, a club membership fee and tax reimbursements on the foregoing items of $15,693. Mr. Connolly received financial planning services in the amount of $30,585 and a tax reimbursement of $14,228 on the foregoing item. Messrs. Rude and Kump also received financial planning services and tax reimbursements for such services.

Grants of Plan-Based Awards-2007
		Estimated Possible Payouts Under NonEquity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Closing Stock Price on Date of	Grant Date Fair Value of Stock

	Grant	Threshold	Target(3)	Maximum	Threshold	Target(4)	Maximum	Options	Awards	Grant(5)	and Option
Name	Date (1)	($)	($)	($)	(#)	(#)	(#)	(#)	($)	($)	Awards

Wesley W. von Schack		$900,000	$1,106,995	$1,800,00
	02/07/07					140,000	140,000				$3,466,400
	07/01/07(2)					47,826	47,826				1,247,780
	02/07/07							75,000	$24.76	24.92	182,250
Robert E. Rude		178,750	219,862	357,500
	02/07/07					15,000	15,000				371,400
	02/07/07							15,000	24.76	24.92	36,450
F. Michael McClain		195,250	240,157	390,500
	02/07/07					15,000	15,000				371,400
	02/07/07							15,000	24.76	24.92	36,450
Robert D. Kump		192,500	236,774	385,000
	02/07/07					15,000	15,000				371,400
	02/07/07							15,000	24.76	24.92	36,450
Paul K. Connolly, Jr.		178,750	219,862	357,500
	02/07/07					9,500	9,500				235,220
	02/07/07							11,000	24.76	24.92	26,730

_________________________________
(1) Pursuant to the Energy East 2000 Stock Option Plan, participants were granted options to purchase a specified number of shares of Energy East common stock at the exercise price specified. Those options were granted in tandem with the same number of SARs and are for a term of ten years from the date of grant. See the discussion of stock options and SARs in the Long-term Incentive Program section of the Compensation Discussion and Analysis for information on this Plan.

Options and tandem SARs were granted on February 7, 2007, and the right to exercise vests in three installments as follows: (a) 331/ 3% vested February 7, 2007; (b) an additional 331/ 3% vested on January 1, 2008; and (c) the remaining 331/ 3% will vest on January 1, 2009.
Pursuant to the Energy East Restricted Stock Plan, participants were granted restricted stock awards. See the discussion of performance-accelerated restricted stock in the Long-term Incentive Plan section of the Compensation Discussion and Analysis for information on this Plan.

(2) In addition to the annual long-term incentive grants under the Stock Option and Restricted Stock Plans, Mr. von Schack's employment agreement provides for awards of restricted stock beginning in 2005 through 2009, if he is an active employee on July 1 of each such year. The agreement provides for awards in the amount of 47,826 shares on July 1, 2007 and 2008, and 95,652 shares on July 1, 2009. Those awards were provided to retain Mr. von Schack as CEO.

(3) There is no target amount under the AEIP. The targets shown assume that earnings performance for 2007 was the same as in 2006 and that individual performance targets were achieved at the average level of achievement realized for 2006.

(4) Performance-accelerated restricted shares.

(5) Under the terms of our 2000 Stock Option Plan, the exercise price is based on the closing price of our common stock on the date prior to the grant date.

Outstanding Equity Awards at Fiscal Year End
	Option Awards					Stock Awards

								Equity
								Incentive
								Plan Awards:
						Equity Incentive		Market or
						Plan Awards:		Payout Value
	Number of	Number of				Number of		of Unearned
	Securities	Securities				Unearned Shares,		Shares, Units
	Underlying	Underlying				Units or Other		or Other
	Unexercised	Unexercised		Option	Option	Rights		Rights
	Options	Options		Exercise	Expiration	That Have		That Have
Name	Exercisable (#)	Unexercisable (#)		Price ($)	Date	Not Vested (#)		Not Vested ($)

Wesley W. von Schack	200,000	0		$ 26.7188	02/19/09	96,788	(3)	$2,633,601
	270,000	0		23.8900	02/12/14	110,280	(4)	3,000,719
	135,645	0		26.2200	04/01/15	113,013	(5)	3,075,084
	50,000	25,000	(1)	24.8300	02/17/16	187,826	(6)	5,110,745
	25,000	50,000	(2)	24.7600	02/07/17
Robert E. Rude	40,000	0		26.7188	02/19/09	6,000	(3)	163,260
	6,667	0		23.8900	02/12/14	9,465	(4)	257,543
	16,667	0		25.1100	10/15/14	15,000	(5)	408,150
	11,962	0		26.2200	04/01/15	15,000	(6)	408,150
	10,000	5,000	(1)	24.8300	02/17/16
	5,000	10,000	(2)	24.7600	02/07/17
F. Michael McClain	6,667	0		23.8900	02/12/14	6,000	(3)	163,260
	11,962	0		26.2200	04/01/15	7,540	(4)	205,163
	7,333	3,667	(1)	24.8300	02/17/16	9,500	(5)	258,495
	5,000	10,000	(2)	24.7600	02/07/17	15,000	(6)	408,150
Robert D. Kump	40,000	0		26.7188	02/19/09	6,000	(3)	163,260
	20,000	0		23.8900	02/12/14	7,540	(4)	205,163
	50,000	0		25.1100	10/15/14	9,500	(5)	258,495
	11,962	0		26.2200	04/01/15	15,000	(6)	408,150
	7,333	3,667	(1)	24.8300	02/17/16
	5,000	10,000	(2)	24.7600	02/07/17
Paul K. Connolly, Jr.	33,333	16,667	(1)	22.8000	01/03/16	9,500	(5)	258,495
	7,333	3,667	(1)	24.8300	02/17/16	9,500	(6)	258,495
	3,666	7,334	(2)	24.7600	02/07/17

_________________________________
(1)  331/ 3% of the grant was unvested on December 31, 2007, and vested on January 1, 2008.

(2)  (a) 331/ 3% vested on grant date, February 17, 2007; (b) an additional 331/ 3% vested on January 1,      2008; and (c) the remaining 331/ 3% will vest on January 1, 2009.

(3)  Restricted shares were unvested on December 31, 2007, and 50% vested on January 1, 2008. The      remaining restricted shares on January 1, 2008, will vest on January 1, 2010, if not vested sooner      under performance acceleration provisions.

(4)  Restricted shares will vest on January 1, 2011, if not vested sooner under performance acceleration provisions.

(5)  Restricted shares will vest on January 1, 2012, if not vested sooner under performance acceleration provisions.

(6)  Restricted shares will vest on January 1, 2013, if not vested sooner under performance acceleration provisions.

Option Exercises and Stock Vested
Option Exercises and Stock Vested - 2007

	Option Awards		Stock Awards

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (2)

Wesley W. von Schack	470,000	$3,047,600	35,940	$876,432
Robert E. Rude	0	$0	3,000	$74,400
F. Michael McClain	0	$0	3,000	$74,400
Robert D. Kump	0	$0	3,000	$74,400
Paul K. Connolly, Jr.	0	$0	0	$0

(1)  The Value Realized on Exercise is equal to the difference between the option exercise price and the closing price of a share of common stock on the New York Stock Exchange on the date of exercise.

(2)  The Value Realized on Vesting is equal to the market value of the underlying shares on the vesting date multiplied by the number of shares acquired on vesting.

Pension Benefits
		Number of		Present Value	Payments
		Years Credited		of Accumulated	During Last
Name	Plan Name	Service (#)		Benefit ($)	Fiscal Year ($)

Wesley W. von Schack	NYSEG Retirement Benefit Plan	11.25		$430,826	$0
	Energy East ERISA Excess Plan	11.25		4,165,919	0
	Energy East Supplemental Executive Retirement Plan	40.00	(1)	16,504,917	0
Robert E. Rude	NYSEG Retirement Benefit Plan	31.67		974,071	0
	Energy East ERISA Excess Plan	31.67		1,118,940	0
	Energy East Supplemental Executive Retirement Plan	31.67		840,387	0
F. Michael McClain	NYSEG Retirement Benefit Plan	9.83		309,483	0
	Energy East ERISA Excess Plan	9.83		353,414	0
	Energy East Supplemental Executive Retirement Plan	14.83	(2)	1,794,848	0
Robert D. Kump	NYSEG Retirement Benefit Plan	21.50		403,020	0
	Energy East ERISA Excess Plan	21.50		395,957	0
	Energy East Supplemental Executive Retirement Plan	21.50		483,275	0
Paul K. Connolly, Jr.	EEMC Cash Balance	2.00		27,319	0
	Energy East ERISA Excess Plan	2.00		14,205	0
	Energy East Supplemental Executive Retirement Plan	5.00	(3)	366,455	0

_________________________________
(1) Mr. von Schack's employment agreement provides that, for purposes of the company's SERP, his pension benefit is calculated as if his total years of service are 40 years.

(2) Mr. McClain's employment agreement provides that, for purposes of the company's SERP, his pension benefit is calculated as if his total years of service are 14.83 years.

(3) Mr. Connolly receives the greater of (i) his actual years of service, or (ii) 5 years of service under the company's SERP for both benefit accrual and vesting and retirement eligibility purposes.

Narrative to the Pension Benefits Table

Mr. von Schack's employment agreement provides that if he retired from the company after his sixtieth birthday, he would be credited with the maximum years of employment service for pension purposes. His agreement was amended in 2004 because the company wanted to provide him with an incentive not to retire and to continue to guide the execution of the company's strategy. In order to retain him, his employment agreement was amended so that the amount of any lump sum payment to which he may be entitled under the SERP will be no less than the amount he would have been entitled to if he retired on May 1, 2004. His employment agreement provides that for purposes of determining his SERP benefit, his final average earnings will be based on his base salary at retirement plus the highest consecutive three-year average of Annual Executive Incentive Plan (AEIP) awards out of the last five years. The AEIP award is a factor in determining the SERP benefit because it is part of total compensation and is directly tied to performance. Including the AEIP in the calculation of the SERP benefit provides an additional incentive to maintain a high level of performance until retirement. If the merger with Iberdrola is completed, Mr. von Schack will receive a single lump sum payment in satisfaction of all benefits under the SERP and ERISA Excess Plan in an amount equal to the December 31, 2006, actuarially determined value of $21,786,794.

The additional service credits provided to Mr. McClain and Mr. Connolly were provided as part of their compensation packages at the time they were initially hired by the company and were provided as an inducement to secure the services of these two executives.

Named executive officers of Energy East participate in various qualified pension plans as shown below. Qualified pension plans are offered to virtually all employees as part of a market competitive compensation package. The qualified pension plans are noncontributory, tax-qualified defined benefit plans and are funded under trust arrangements and, in some cases, insurance contract(s). Amounts contributed by the company into the qualified pension plan trusts are computed on an actuarial basis.

         Qualified Plans.

The Retirement Benefit Plan for Employees of New York State Electric & Gas Corporation ("NYSEG Retirement Plan") provides qualified retirement benefits for hourly and salaried employees, the named executive officers of the company and certain of its affiliates, based on length of service and average earnings (including performance-based awards paid beginning in 2002 for salaried employees) for the five highest paid consecutive years during the last 10 years of employment service. The NYSEG Retirement Plan provides normal retirement benefits at age 65, unreduced early retirement benefits at age 60, and reduced early retirement benefits at age 55 with 10 years of service. For participants terminating before eligibility for retirement, the plan pays a deferred to age 65 benefit under the plan formula. Participants may elect to receive a lump sum distribution of their deferred to age 65 benefit at any time after terminating with five or more years of service.

The NYSEG Retirement Plan pays benefits in an annuity form or as a lump sum at the election of the participant. The lump sum is based on a deferred to age 65 benefit and does not include any early retirement enhancements. The following company executives participate in the NYSEG Retirement Plan and their current eligibility for benefits is as follows: Mr. von Schack is eligible for unreduced retirement; Messrs. Rude, McClain and Kump are eligible for a deferred to age 65 benefit.

The Cash Balance Plan for Employees of Energy East Management Corporation ("EEMC Cash Balance Plan") provides retirement benefits for salaried employees, including officers of the company, with pay credits equal to a percentage of each year's earnings (including performance-based bonuses) which is accumulated with interest throughout the employees' period of employment service.

The EEMC Cash Balance Plan provides for normal retirement benefits at age 65. Participants may elect to commence reduced benefits after 5 years of service. The EEMC Cash Balance Plan pays benefits in an annuity form or as a lump sum at the election of the participant. Mr. Connolly participates in the EEMC Cash Balance Plan but is not currently eligible for benefits.

         NonQualified Plans.

The Energy East Corporation ERISA Excess Plan ("Excess Plan") provides that all salaried employees, including the named executive officers of the company and senior executives of certain of its subsidiaries who have completed five years of service, shall receive the benefits of the tax-qualified benefit plan in which they participate without regard to any compensation and benefit limitations imposed by the federal tax law. The specific purpose of the Excess Plan is to restore benefits that would have been paid to the named executive officers if the IRS limits were not in effect. The Excess Plan pays benefits, upon termination with five years of service, in the form of a lump sum equal to the present value of the annual retirement benefit determined under the tax-qualified benefit plan formula without regard to any compensation and benefit limitations offset by benefits payable from the tax-qualified plan and according to the retirement eligibility and early retirement reduction provisions of those plans. The present value of the annual retirement benefit is based on the same interest rate and mortality basis as is used to determine the lump sum values under the participants' underlying tax-qualified plan. The following company named executive officers participate in the Excess Plan and their current eligibility for benefits is as follows: Mr. von Schack is eligible for unreduced retirement; Messrs. Rude, McClain and Kump are eligible for a deferred to age 65 benefit. Mr. Connolly is not currently eligible for benefits.

The Energy East Corporation Supplemental Executive Retirement Plan ("SERP") provides that key employees, including the named executive officers of the company and senior executives of certain of its subsidiaries, who have completed five years of service, and who retire at age 55 or later, shall receive a total retirement benefit (including benefits under a company-sponsored tax-qualified benefit plan, Excess Plan, and Social Security), based on years of service of up to 75% of the average of their highest three consecutive years of eligible compensation (including base pay plus AEIP awards) within the last five years of employment.

Normal retirement benefits are payable at age 65. No benefits are payable for termination prior to early retirement eligibility (age 55 with five years of service). Benefits payable prior to age 60 are reduced 3% per year. The SERP pays benefits in the form of a lump sum equal to the present value of the annual retirement benefit (including the value of the benefit payable to a spouse upon participant's death) determined under the plan formula. The present value of the annual retirement benefit is based on the same interest rate and mortality basis as is used to determine the lump sum values under the participants' underlying tax qualified plan. The following company named executive officers participate in the SERP and their current eligibility for benefits are as follows: Messrs. von Schack and Connolly are eligible for unreduced retirement; Mr. McClain is eligible for early retirement; Messrs.  Rude and Kump are not currently eligible for benefits.

Potential Payments Upon Termination or Change-in-Control

The named executive officers are entitled to certain post-employment termination payments pursuant to agreements that they have with the company. None of these arrangements changed during 2007, either in anticipation of the proposed merger with Iberdrola or following entering into an agreement with Iberdrola. The following narrative explains the potential post-employment termination payments pursuant to these agreements.

Mr. McClain's employment agreement provides that, if his employment is terminated by the company other than for cause or disability or by him for good reason, he will receive a lump sum payment equal to: (i) his base salary at the rate in effect at the time of termination for the remainder of the term of the employment agreement; (ii) the value of incentive compensation for the remainder of the term of the employment agreement, calculated on the basis of the value of short-term incentive compensation paid to him in the most recently completed fiscal year and the value of any long-term incentive compensation awards determined on the projected target value of the awards; (iii) the value of continued participation in all employee welfare plans (with the exception of the medical plan); (iv) reimbursement for outplacement services of $10,000; and (v) the value of the fringe benefits that he would have received through the term of the employment agreement. This payment will not be made to Mr. McClain until six months after his employment is terminated. In addition, Mr. McClain will receive an additional service credit under the SERP for the remainder of the term of the employment agreement. To ensure that he receives the full value of his severance benefits in the event of a change-in-control, in the event that any payments made under the agreement or otherwise would subject him to federal excise tax, as an excess parachute payment, Mr. McClain is entitled to be made whole for the payment of any such taxes, including any income tax due as a result of payments to Mr. McClain to pay such federal excise tax. The agreement was amended in February 2007 to: (i) provide for a lump sum severance payment rather than continuation of salary and benefits for the term of the agreement; (ii) make certain changes required by the American Jobs Creation Act of 2004 relating to the timing of severance payments; and (iii) eliminate eligibility for continued participation in the company's health and welfare benefit plans after termination of employment (he would be eligible to receive the cash equivalent value if he retires before age 65).

Messrs. Rude, Kump and Connolly each have change-in-control agreements and general severance agreements. General severance is provided in the Employee Invention and Confidentiality Agreement. The change-in-control agreements provide for certain payments if, generally, within two years following a change in control of the company, the individual's employment is terminated either by the company without cause or by the individual for good reason. These agreements were amended in February 2007 to: (i) make certain changes required by the American Jobs Creation Act of 2004 relating to the timing of severance payments; and (ii) eliminate the individual's eligibility for continued participation in the company's health and welfare benefit plans after termination of employment. The change-in-control agreements have terms ending on December 31, 2008, with automatic one-year extensions unless either party to an agreement gives notice that the agreement is not to be extended. The benefits consist of a lump-sum severance payment equal to two times the sum of: (i) the individual's then annual base salary; and (ii) the higher of any award paid to the individual under the AEIP with respect to the year immediately preceding the year in which the termination occurs or the average of the AEIP awards paid to the individual in the three years preceding the year in which the change-in-control occurs. This payment will not be made to the individual until six months after his employment is terminated. The individual will also receive a lump-sum payment equal to the value of the health and welfare benefit plans for 24 months and $10,000 for outplacement counseling. This lump sum payment will not be made until six months after termination of employment. In addition, the individual will receive an amount equal to all earned but unpaid awards under the AEIP and a pro rata portion of any award under the AEIP at the threshold level with respect to the year in which the termination occurs, provided, however, that there shall be no duplication of payments made pursuant to his agreement and the AEIP. Also, in the event of such termination, the individual will receive an additional two years of age and service credit under the SERP.

To ensure that these individuals receive the full value of their severance benefits in the event of a change-in-control, in the event that any payments made under the agreement or otherwise would subject the individual to federal excise tax, as an excess parachute payment, Messrs.  Rude, Kump and Connolly are entitled to be made whole for the payment of any such taxes, including any income tax due as a result of payments to the individuals to pay such federal excise tax.

In Messrs. Rude, Kump and Connolly's change-in-control agreements, a change-in-control of the company shall be deemed to have occurred: (i) if a person acquires beneficial ownership of 25% or more of the combined voting power of the then outstanding shares of its common stock entitled to vote in the election of directors; (ii) if during any two consecutive years, a change occurs in the composition of the Board such that the incumbent directors (as defined in the agreement) at the beginning of the period cease for any reason to constitute at least a majority of the Board; or (iii) a merger or consolidation of the company is consummated, excluding transactions pursuant to which: (x) persons who beneficially own 75% or more of the combined voting power of the then outstanding shares of its common stock entitled to vote in the election of directors immediately prior to the transaction, continue to own substantially the same amount of stock after the transaction is completed; or (y) the company is recapitalized and after the completion of the transaction, no person, other than the company, its affiliates or employee benefit plans own more than 50% of the combined voting power of the then outstanding shares of its common stock entitled to vote in the election of directors; or (iv) the shareholders of the company approve a complete liquidation or a plan for the disposition of substantially all of the assets of the company. The merger with Iberdrola will constitute a change-in-control under these agreements.

Messrs. Rude, Kump and Connolly also have Employee Invention and Confidentiality Agreements. Those Employee Invention and Confidentiality Agreements were amended in February 2007 to: (i) provide for a lump sum severance payment rather than continuation of salary and benefits for the term of the agreement; and (ii) make certain changes required by the American Jobs Creation Act of 2004 relating to the timing of severance payments. The Employee Invention and Confidentiality Agreements provide that, so long as they are not entitled to receive payments under their change-in-control agreements, the three named executive officers are entitled to a lump-sum payment on termination from employment (voluntary or involuntary) equal to: (i) one year's base salary, and (ii) the value of certain health insurance premiums for one year. This lump sum payment will not be made until six months after termination from employment.

Under the Employee Invention and Confidentiality Agreement Messrs. Rude, Kump and Connolly may not disclose confidential information about the company or its subsidiaries to any other person or entity. On termination from employment the individuals, for a period of 12 months following the termination, may not be employed by or render any services to a major competitor of the company within the states of New York, New Jersey, Pennsylvania, Connecticut, Maine, Maryland, Massachusetts, New Hampshire, Rhode Island and Vermont. In exchange for severance benefits, the individuals may not disclose confidential information about the company or its subsidiaries to any other person or entity. These agreements were amended in February of 2007 to make the following changes with regard to the severance benefit: (i) provide for a lump sum payment equal to one year's base salary (rather than continuation of monthly salary), and (ii) to make certain changes required by the American Jobs Creation Act of 2004, relating to the timing of severance payments. These agreements were entered into to prevent confidential company information from being publicly revealed.

In addition to the potential post-employment termination payments under the agreements the named executive officers have with the company under the terms of the Energy East Supplemental Executive Retirement Plan, Messrs. Rude and Kump, who are not already eligible for benefits under the SERP, become eligible for such benefits on a change-in-control. As described above, the Committee also has accelerated vesting under both the Energy East Stock Option Plan and the Energy East Restricted Stock Plan in the event the merger with Iberdrola is completed.

The following table provides a summary of the potential post-employment termination payments as of December 31, 2007,(1) for the named executive officers.
Name	Benefit	Voluntary	For Cause	Without Cause	Death	Disability	Change in Control

Wesley W. von Schack	Severance Payment	$0	$0	$0	$0	$0	$0
	Restricted Stock	13,820,149	0	13,820,149	13,820,149	13,820,149	13,820,149
	Stock Options	0	0	0	0	0	182,000
	Pension Plan-Non-qualified	20,670,836	20,670,836	20,670,836	20,670,836	20,670,836	20,670,836
	Health and Welfare	0	0	0	0	0	0
	Outplacement Services	0	0	0	0	0	0

	Subtotal	34,490,985	20,670,836	34,490,985	34,490,985	34,490,985	34,672,985
	Gross-up On Excise Tax on Amount Over 280G Limit	0	0	0	0	0	0

	Total	34,490,985	20,670,836	34,490,985	34,490,985	34,490,985	34,672,985

Robert E. Rude	Severance Payment	325,000	325,000	325,000	0	0	1,027,323
	Restricted Stock	0	0	1,237,103	1,237,103	1,237,103	1,237,103
	Stock Options	0	0	0	0	0	36,400
	Pension Plan-Non-qualified	795,161	795,161	795,161	619,796	795,161	2,864,227
	Health and Welfare	13,869	13,869	13,869	0	13,869	22,032
	Outplacement Services	0	0	0	0	0	10,000

	Subtotal	1,134,030	1,134,030	2,371,133	1,856,899	2,046,133	5,197,085
	Gross-up On Excise Tax on Amount Over 280G Limit	0	0	0	0	0	920,407

	Total	1,134,030	1,134,030	2,371,133	1,856,899	2,046,133	6,117,492

F. Michael McClain	Severance Payment	0	0	3,134,932	0	0	1,568,496
	Restricted Stock	1,035,068	0	1,035,068	1,035,068	1,035,068	1,035,068
	Stock Options	0	0	0	0	0	33,227
	Pension Plan-Non-qualified	2,300,376	2,300,376	3,134,932	1,123,867	2,300,376	3,134,932
	Health and Welfare	0	0	7,263	0	0	7,263
	Outplacement Services	0	0	10,000	0	0	10,000
	Subtotal	3,335,444	2,300,376	7,322,195	2,158,935	3,335,444	5,788,986
	Gross-up On Excise Tax on Amount Over 280G Limit	0	0	0	0	0	1,046,421

	Total	3,335,444	2,300,376	7,322,195	2,158,935	3,335,444	6,835,407

Robert D. Kump	Severance Payment	350,000	350,000	350,000	0	0	1,004,400
	Restricted Stock	0	0	1,035,068	1,035,068	1,035,068	1,035,068
	Stock Options	0	0	0	0	0	33,227
	Pension Plan-Non-qualified	307,463	307,463	307,463	399,206	307,463	1,916,503
	Health and Welfare	14,622	14,622	14,622	0	14,622	21,092
	Outplacement Services	0	0	0	0	0	10,000

	Subtotal	672,085	672,085	1,707,153	1,434,274	1,357,153	4,020,290
	Gross-up On Excise Tax on Amount Over 280G Limit	0	0	0	0	0	1,477,674

	Total	672,085	672,085	1,707,153	1,434,274	1,357,153	5,497,964

Paul K. Connolly, Jr.	Severance Payment	325,000	325,000	325,000	0	0	834,800
	Restricted Stock	516,990	0	516,990	516,990	516,990	516,990
	Stock Options	0	0	0	0	0	100,197
	Pension Plan-Non-qualified	407,979	407,979	407,979	198,160	407,979	681,572
	Health and Welfare	10,217	10,217	10,217	0	10,217	14,918
	Outplacement Services	0	0	0	0	0	10,000
	Subtotal	1,260,186	743,196	1,260,186	715,150	935,186	2,158,477
	Gross-up On Excise Tax on Amount Over 280G Limit	0	0	0	0	0	0

	Total	1,260,186	743,196	1,260,186	715,150	935,186	2,158,477

(1) Values for restricted stock and stock options are based on the company's closing stock price on December 31, 2007, of $27.21. If the merger with Iberdrola occurs, the stock price will be $28.50.

Directors' Compensation

Compensation for services to the company and its subsidiaries for 2007 of the nonemployee directors who served in such capacities on December 31, 2007, was:
Name	Fees Earned or Paid in Cash(1)	Stock Awards(4)	All Other Compensation(5)	Total

James H. Brandi	$65,000	$64,056	$12,229	$141,285
John T. Cardis	73,736	64,056	13,993	151,785
Joseph J. Castiglia(2)	44,000	30,725	0	74,725
Lois B. DeFleur(2)	38,000	30,725	16,921	85,646
Thomas B. Hogan, Jr.	40,011	33,331	0	73,342
G. Jean Howard	63,500	64,056	13,150	140,706
David M. Jagger	72,500	64,056	13,150	149,706
Seth A. Kaplan	78,236	64,056	13,993	156,285
Ben E. Lynch	87,000	64,056	16,921	167,977
Peter J. Moynihan	70,750	64,056	14,878	149,684
Patricia M. Nazemetz	31,011	33,331	0	64,342
Walter G. Rich(3)	44,167	47,031	14,878	106,076

_________________________________
(1)  The directors of the company, other than officers of the company or officers of any of its subsidiaries, receive an annual retainer of $32,000, plus $1,500 for attending each Board, committee, and other meetings as requested by the Board or a committee or the Chairman. The Chairperson of each standing committee, other than the Audit Committee, receives compensation of $5,000 per annum for serving as Chairperson of such committee. The Chairperson of the Audit Committee receives compensation of $10,000 per annum.
New directors and directors assuming new responsibilities receive an orientation fee of $500 for attendance at formal, scheduled meetings with officers of the company or its subsidiaries for the purpose of enhancing their knowledge of the company and its business, operations or finances and enhancing their ability to perform new responsibilities. Under the terms of the Deferred Compensation Plan for Directors, directors may elect to defer a portion or all of their compensation. Such deferred compensation, together with interest thereon, is payable in a lump sum or over a period of years following retirement as a director. The company does not provide pension benefits to directors for service on the Board.

(2)  Mr. Castiglia and Ms. DeFleur each retired as a director of the company effective June 14, 2007.

(3)  Mr. Rich passed away on August 7, 2007.

(4)  Pursuant to the Director Share Plan, persons who are nonemployee directors are eligible for certain payments to be paid upon their ceasing to serve as directors of the company. On each January 1, April 1, July 1, and October 1, all nonemployee directors receive 625 share equivalent units pursuant to the Director Share Plan. Such units earn dividend equivalents in the form of additional share equivalent units. Upon a director ceasing to serve as a director of the company, cash payments representing the value of the share equivalent units held by the director are to be made to the director. The value of the share equivalent units is determined by multiplying the number of units by the average of the daily closing prices of the company's common stock for the five trading days preceding the date the director ceases to serve as a director. If the merger with Iberdrola occurs, the stock price will be $28.50. Under the terms of the Deferred Compensation Plan for the Director Share Plan, a director may defer a portion or all of the cash payment to be made under the Director Share Plan over a period of years following the director's ceasing to serve as a director.
As of December 31, 2007, the aggregate share equivalent units held by the nonemployee directors are as follows: Mr. Brandi, 3,908; Mr. Cardis, 6,132; Mr. Hogan, 1,272; Ms. Howard, 11,479; Mr. Jagger, 15,257; Mr. Kaplan, 6,132; Mr. Lynch, 36,559; Mr. Moynihan, 15,257; and Ms. Nazemetz, 1,272. These share equivalent units for each director are not included in the Security Ownership Table on page III-22.

(5)  The company has a Charitable Giving Program to promote the company's giving to charitable organizations located within the states in which the company's subsidiaries operate. Under the program, upon a director's death, the company will donate up to an aggregate of $250,000 over a ten-year period to up to two qualifying charitable organizations designated by the director, with at least 50% of such future donations to be made to charitable organizations that are located in a state in which one of its subsidiaries operates. The company funds the donations principally by obtaining life insurance policies on the participating directors and the premiums on these policies are reflected as "other compensation". There is no financial benefit to directors as the company is the owner and beneficiary of the policies. The program is not expected to result in any material cost to the company as the cost of the life insurance premiums is partially offset by the tax deductions taken by the company for all charitable contributions.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table indicates the amount and percentage of the company's common stock beneficially owned by each person known to the company to be the owner of more than 5% of the company's common stock.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned	Percent of Class

Barclays Global Investors NA(1) 45 Fremont St. San Francisco, CA 94105	10,856,979	6.86%
Franklin Mutual Advisors, LLC (2) 101 John F. Kennedy Parkway Short Hills, NJ 07078	9,131,638	5.8%

_________________________________
(1)  Based on Schedule 13G prepared by Barclays Global Investors NA, on behalf of beneficiaries of various trust accounts held by Barclays Global Investors, NA, Barclays Global Fund Advisors and other members of the same group with respect to the beneficial ownership of the company's common stock, filed with the Securities and Exchange Commission for the period ended December 31, 2007. The shares were acquired and are held in the ordinary course of business and not for the purpose of changing or influencing control of the company. Barclays Global Investors NA reported sole dispositive power with respect to all of the shares and sole voting power with respect to 10,168,197 shares.

(2)  Based on Schedule 13G prepared by Franklin Mutual Advisors, LLC, filed with the Securities and Exchange Commission for the period ended December 31, 2007. The shares were acquired and are held in the ordinary course of business and not for the purpose of changing or influencing control of the company. Franklin Mutual Advisors, LLC reported sole dispositive and sole voting power with respect to all of the shares.

The following table indicates the number of shares of common stock beneficially owned as of April 1, 2008: (i) by each director (ii) by each of the executive officers named in the Summary Compensation Table included elsewhere herein, and (iii) by the 20 current directors and executive officers as a group, together with the percent of the outstanding securities so owned. None of the shares beneficially owned have been pledged.

Name of Beneficial Owner	Common Stock		Options Currently Exercisable or Excerisable within 60 Days of April 2008	Total Stock and Stock Based Holdings	Percent of Class

James H. Brandi	2,500		0	2,500	(4)
John T. Cardis	2,000		0	2,000	(4)
Paul K. Connolly, Jr.	29,828		68,333	98,161	(4)
Thomas B. Hogan, Jr.	0		0	0	(4)
G. Jean Howard	2,892		0	2,892	(4)
David M. Jagger	3,000		0	3,000	(4)
Seth A. Kaplan	2,000		0	2,000	(4)
Robert D. Kump	66,511	(1)	142,962	209,473	(4)
Ben E. Lynch	3,171	(2)	0	3,171	(4)
F. Michael McClain	59,157		39,629	98,786	(4)
Peter J. Moynihan	4,000		0	4,000	(4)
Patricia M. Nazemetz	0		0	0	(4)
Robert E. Rude	69,750	(3)	100,296	170,046	(4)
Wesley W. von Schack	736,406		730,645	1,467,051	(4)
20 current directors and executive officers as a group	1,227,811		1,245,989	2,473,800	1.56%

(1)  Includes 4,039 shares held jointly and over which Mr. Kump shares voting and investment power with his spouse, 30 and 22 shares held by Mr. Kump's daughter and son, respectively, to which he expressly disclaims beneficial ownership, and 705 shares held by Mr. Kump's mother which he serves as power of attorney to which he expressly disclaims beneficial ownership.

(2)  Includes 755 shares held by Mr. Lynch's spouse to which he expressly disclaims beneficial ownership.

(3)  Includes 4,670 shares held jointly and over which Mr. Rude shares voting and investment power with his spouse and 38 shares held by Mr. Rude's spouse to which he expressly disclaims beneficial ownership.

(4)  Less than 1.0% of the outstanding common stock.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Director Independence

The Corporate Governance Guidelines provide that a substantial majority of the Board will meet the criteria for independence required by the New York Stock Exchange. Mr. von Schack, the Chief Executive Officer is the only nonindependent director and does not serve on any of the Board's committees. The Board has determined that Mr. Brandi, Mr. Cardis, Mr. Castiglia, Mr. Hogan, Ms. Howard, Mr. Jagger, Mr. Kaplan, Mr. Moynihan and Ms. Nazemetz, are independent, taking into account all relevant facts and circumstances and the following standards(1) adopted by the Board in compliance with applicable New York Stock Exchange (NYSE) listing standards:

A director may not be deemed independent if:

• the director is or was during the last three years, an employee of the company or any of its subsidiaries;

• an immediate family member of the director is, or was during the last three years, an executive officer of the company or any of its subsidiaries;

• the director or an immediate family member of the director received during any 12-month period within the preceding three years, or anticipates receiving during any 12-month period, more than $100,000 in direct compensation from the company and its subsidiaries, other than director and committee fees and pension or other forms of deferred compensation for prior service, provided such compensation is not contingent in any way upon continued service;

• (i) the director or an immediate family member of the director is a current partner of a firm that is the company's internal or external auditor; (ii) the director is a current employee of such a firm; (iii) the director has an immediate family member who is a current employee of such a firm and who participates in the firm's audit, assurance or tax compliance (but not tax planning) practice; or (iv) the director or an immediate family member of the director was within the last three years (but is no longer) a partner or employee of such a firm and personally worked on the company's audit within that time;

• the director or any immediate family member of the director is, or has been within the last three years, employed as an executive officer of another company where any of the company's present executive officers at the same time serves or served on that company's compensation committee;

• the director is a current employee, or an immediate family member of the director is a current executive officer, of a company that made during the last three fiscal years, or anticipates making payments to, or received during the last three fiscal years, or anticipates receiving payments from, the company and its subsidiaries for property or services in an amount which, in any single fiscal year, exceeds the greater of $1 million, or 2% of such other company's consolidated gross revenues;

• the director is an executive officer or an employee, or an immediate family member of the director is an executive officer, of a charitable organization to which the company and its subsidiaries made during the preceding three years, or anticipates making, charitable contributions that in any single fiscal year of such organization exceed the greater of $1 million, or 2% of such charitable organization's consolidated gross revenues;

• the director is a partner, member, of counsel or holds a similar position with a firm that provided, or anticipates providing, legal, investment banking, accounting, consulting or similar advisory services to the company or any of its subsidiaries and whose fees for such services are in excess of 5% of such firm's gross revenues for its last complete fiscal year;

• the director currently owns more than 3% of the company's common stock; or

• the director is an executive officer, partner or owner of 10% or more of the equity interests of a company that is indebted to the company and its subsidiaries in an amount in excess of the greater of $100,000, or 1% of the total consolidated assets of such other entity as of the end of such company's last complete fiscal year.

(1)  For purposes of these standards: (a) an "immediate family member" means a director's spouse, parents, children, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, brothers- and sisters-in-law, and anyone (other than domestic employees) who shares such director's home; and (b) the term "executive officer" means a president, principal financial officer, principal accounting officer, vice president in charge of a principal business unit, division or function or any other officer or person who performs a policy-making function.

Related-Party Transactions Policy

Because transactions with senior officers, directors or holders of a significant number of shares of the company's common stock present a heightened risk of conflicts of interest, our Board has adopted a written policy to ensure that such transactions, if any, are only made on terms that are fair and reasonable to the company. The policy may be viewed at our Website: www.energyeast.com. The policy applies to certain transactions with the company in which any of the following persons has, or will have, a direct or indirect interest: (i) any executive officer, director or director nominee of the company; (ii) a shareholder beneficially owning in excess of five percent of the outstanding common stock of the company; (iii) a person who is an immediate family member of the foregoing persons; or (iv) entities that are owned or controlled by the foregoing persons or in which they have a substantial ownership interest.

The Nominating and Corporate Governance Committee is responsible for reviewing and approving these transactions and it must find that a transaction is fair and reasonable to the company before approving the transaction. The Chairperson of the Nominating and Corporate Governance Committee may approve certain related-party transactions, subject to ratification by the Nominating and Corporate Governance Committee at its next regularly scheduled meeting. No director who has an interest in a related party transaction may participate in any discussion or decisions on such transaction, other than to provide required information.

Item 14.  Principal Accounting Fees and Services

Independent Registered Public Accounting Firm

During 2007 PricewaterhouseCoopers LLP, in addition to performing audit services, performed certain audit-related and other services for the company. The Audit Committee has considered the possible effect that the performance of such audit-related and other services has on PricewaterhouseCoopers' independence. The following fees were paid to PricewaterhouseCoopers LLP during 2007 and 2006:

Audit Fees

Aggregate fees billed for professional services rendered for (i) audits of the company's and its subsidiaries' annual financial statements and the company's internal control over financial reporting, (ii) interim reviews of the company's and certain of its subsidiaries' financial statements and (iii) services in connection with the company's or certain of its subsidiaries' issuances of securities were $4,523,140 for 2007 and $5,363,000 for 2006.

Audit-Related Fees

Aggregate fees billed for assurance and services related to the performance of the audit of the company and certain subsidiaries were $0 for 2007 and $2,000 for 2006, and were for agreed-upon procedures letters.

Tax Fees

Aggregate fees billed for professional tax services related to compliance and refunds were $127,831 for 2007 and $173,000 for 2006.

All Other Fees

All Other Fees consisted of licensing fees of $1,765 for 2007 and $1,500 for 2006 for use of accounting research software.

The Audit Committee has not adopted preapproval policies or procedures, although its Charter permits it to do so. In addition, none of the services described above were approved under a "de minimis" service exception.

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are delivered with this report:

Exhibit No.	Description
31-1 -	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.
31-2 -	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: April 29, 2008	ENERGY EAST CORPORATION By /s/ Robert D. Kump Robert D. Kump Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Date: April 29, 2008	PRINCIPAL EXECUTIVE OFFICER By /s/ Wesley W. von Schack Wesley W. von Schack Chairman, President, Chief Executive Officer & Director
Date: April 29, 2008	PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER By /s/ Robert D. Kump Robert D. Kump Senior Vice President and Chief Financial Officer

Signatures (Continued)
Date: April 29, 2008	By /s/ James H. Brandi James H. Brandi, Director
Date: April 29, 2008	By /s/ John T. Cardis John T. Cardis, Director
Date: April 29, 2008	By /s/ Thomas B. Hogan, Jr. Thomas B. Hogan, Jr., Director
Date: April 29, 2008	By /s/ G. Jean Howard G. Jean Howard, Director
Date: April 29, 2008	By /s/ David M. Jagger David M. Jagger, Director
Date: April 29, 2008	By /s/ Seth A. Kaplan Seth A. Kaplan, Director
Date: April 29, 2008	By /s/ Ben E. Lynch Ben E. Lynch, Director
Date: April 29, 2008	By /s/ Peter J. Moynihan Peter J. Moynihan, Director
Date: April 29, 2008	By /s/ Patricia M. Nazemetz Patricia M. Nazemetz, Director