Form 10-Q
period 2008-03-31
ENERGY EAST CORP
filed 2008-05-02
CIK 1046861

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2008
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

The number of shares of common stock (Par value $.01 per share) outstanding as of April 30, 2008, was 158,299,059.

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

		1 2 4 5 5 6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (a) Liquidity and Capital Resources (b) Results of Operations	15 19 20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	26
	PART II - OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 6.	Exhibits	27
Signatures		28
Exhibit Index		29

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
Energetix is a wholly-owned subsidiary of RGS
Energy Group, Inc.

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

SGF South Glens Falls Energy, LLC operated
a natural gas fired generating unit in New
York. SGF is a wholly-owned subsidiary of
The Energy Network, Inc.

Abbreviations or acronyms frequently used in this report:

ALJ Administrative Law Judge

AMI advanced metering infrastructure

ARP 2000 Alternative Rate Plan 2000

ASGA Asset Sale Gain Account

Dth dekatherm

EITF 06-10 Emerging Issues Task Force Issue
No. 06-10, "Accounting for Collateral Assignment
Split-Dollar Life Insurance Arrangements"

EPS earnings per share

ESM earnings sharing mechanism

FASB Financial Accounting Standards Board

FERC Federal Energy Regulatory Commission

FIN 48 FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109

Iberdrola is one of the largest electric utilities
and the largest renewable energy provider in the
world. Its services reach over 22 million electric
points of supply, with over ten million in Spain.
Its operations include generation, transmission,
distribution and marketing of electricity and
natural gas

ISO-NE ISO New England Inc.

MD&A Management's Discussion and Analysis
of Financial Condition and Results of Operations

Merger The proposed transaction whereby Energy East will merge with Green Acquisition Capital, Inc., a direct, wholly-owned subsidiary of Iberdrola, S.A., and we would become a subsidiary of Iberdrola as provided for in the merger agreement

MPUC Maine Public Utilities Commission

MW, MWh megawatt, megawatt-hour

NBC nonbypassable wires charge

NUG nonutility generator

NYISO New York Independent System Operator

NYPSC New York State Public Service Commission

NYSERDA New York State Energy Research and Development Authority

OPA Office of Public Advocate

OPEB other post-employment benefits

PCB polychlorinated biphenyl

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

SAR stock appreciation right

SEC United States Securities and Exchange Commission

Statement 141(R) Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations

Statement 157 Statement of Financial Accounting Standards No. 157, Fair Value Measurements

Statement 159 Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115

Statement 160 Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51

Statement 161 Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133

VEBA voluntary employees' beneficiary
association

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

In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that involve risks and uncertainties that could cause actual results to differ materially from those contemplated in any forward-looking statements are discussed in our Form 10-K for the fiscal year ended December 31, 2007, Item 1A - Risk Factors and Item 7A - MD&A - Quantitative and Qualitative Disclosures About Market Risk, and also include, among others:

  the occurrence of any event, change or other circumstances that could give rise to the termination of our Merger Agreement with Iberdrola, the outcome of any legal or regulatory proceedings that have been instituted following the announcement of the Merger, our ability to compete in the rapidly changing and competitive electric and/or natural gas utility markets, increased state and FERC regulation,
  the operation of the NYISO and retroactive NYISO billing adjustments, the operation of ISO-NE as an RTO and CMP's continued participation in ISO-NE, our continued ability to recover NUG and other costs,
  changes in fuel supply or cost and the success of strategies to satisfy power requirements, our ability to expand our products and services including our energy infrastructure in the Northeast, the effect of rising commodity costs on customer usage and uncollectible expense, market risk from changes in value of financial or commodity instruments, derivative or nonderivative, caused by fluctuations in interest rates or commodity prices, the ability of third parties to continue to supply electricity and natural gas, our ability to obtain adequate and timely rate relief and/or the continuation of current rate plans, the possible discontinuation or further modification of fixed-price supply programs in New York, environmental incidents,
  legal or administrative proceedings,
  changes in the cost or availability of capital,
  economic growth or contraction in the areas in which we do business, extreme weather-related events such as floods, hurricanes, ice storms or snow storms, weather variations affecting customer energy usage,
  changes in authoritative accounting guidance,
  acts of terrorism,
  the effect of volatility in the equity and fixed income markets on the cost of pension and other postretirement benefits, the effects of changes in the credit markets on our variable rate debt, the inability of our internal control framework to provide absolute assurance that all incidents of fraud or error will be detected and prevented, and other considerations that may be disclosed from time to time in our publicly disseminated documents and filings.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
Energy East Corporation Condensed Consolidated Statements of Income - (Unaudited)

Three months ended March 31,	2008	2007

(Thousands, except per share amounts)
Operating Revenues
Utility	$1,511,663	$1,564,064
Other	154,987	149,674

Total Operating Revenues	1,666,650	1,713,738

Operating Expenses
Electricity purchased and fuel used in generation
Utility	338,894	385,273
Other	92,928	88,853
Natural gas purchased
Utility	546,883	538,506
Other	41,344	42,375
Other operating expenses	190,529	193,723
Maintenance	40,875	40,818
Depreciation and amortization	68,502	68,799
Other taxes	78,174	75,713

Total Operating Expenses	1,398,129	1,434,060

Operating Income	268,521	279,678
Other (Income)	(6,889)	(8,955)
Other Deductions	1,006	3,231
Interest Charges, Net	68,736	68,401
Preferred Stock Dividends of Subsidiaries	282	282

Income Before Income Taxes	205,386	216,719
Income Taxes	73,431	83,425

Net Income	$131,955	$133,294

Earnings per Share, basic	$.84	$.90

Earnings per Share, diluted	$.83	$.90

Dividends Declared per Share	$.31	$.30

Average Common Shares Outstanding, basic	157,090	147,517

Average Common Shares Outstanding, diluted	158,251	148,406

The notes on pages 6 through 14 are an integral part of our condensed consolidated financial statements.

Energy East Corporation Condensed Consolidated Balance Sheets - (Unaudited)

	March 31, 2008	Dec. 31, 2007

(Thousands)
Assets
Current Assets
Cash and cash equivalents	$305,056	$97,066
Investments available for sale	19,925	177,045
Accounts receivable and unbilled revenues, net	1,064,398	990,255
Fuel and natural gas in storage, at average cost	77,648	258,172
Materials and supplies, at average cost	29,277	28,722
Deferred income taxes	4,699	38,383
Derivative assets	111,365	23,959
Prepayments and other current assets	136,935	132,991

Total Current Assets	1,749,303	1,746,593

Utility Plant, at Original Cost
Electric	5,835,915	5,787,362
Natural gas	2,732,468	2,708,612
Common	584,775	583,657

	9,153,158	9,079,631
Less accumulated depreciation	3,126,306	3,086,765

Net Utility Plant in Service	6,026,852	5,992,866
Construction work in progress	170,794	165,628

Total Utility Plant	6,197,646	6,158,494

Other Property and Investments	182,807	172,993

Regulatory and Other Assets
Regulatory assets
Nuclear plant obligations	173,575	190,367
Deferred income taxes	39,028	-
Unfunded future income taxes	324,717	338,749
Environmental remediation costs	198,419	185,773
Unamortized loss on debt reacquisitions	46,665	48,819
Nonutility generator termination agreements	62,124	64,744
Hedging losses	-	11,154
Pension and other postretirement benefits	253,242	259,554
Other	295,307	346,079

Total regulatory assets	1,393,077	1,445,239

Other assets
Goodwill	1,526,048	1,526,048
Prepaid pension benefits	716,209	698,432
Derivative assets	18,971	17,450
Other	109,979	113,460

Total other assets	2,371,207	2,355,390

Total Regulatory and Other Assets	3,764,284	3,800,629

Total Assets	$11,894,040	$11,878,709

The notes on pages 6 through 14 are an integral part of our condensed consolidated financial statements.

Energy East Corporation Condensed Consolidated Balance Sheets - (Unaudited)

	March 31, 2008	Dec. 31, 2007

(Thousands)
Liabilities
Current Liabilities
Current portion of long-term debt	$99,932	$99,914
Notes payable	43,600	137,717
Accounts payable and accrued liabilities	444,572	484,963
Interest accrued	60,690	58,681
Taxes accrued	119,514	77,276
Derivative liabilities	452	11,491
Other	242,439	251,239

Total Current Liabilities	1,011,199	1,121,281

Regulatory and Other Liabilities
Regulatory liabilities
Accrued removal obligation	902,864	892,333
Deferred income taxes	-	5,088
Gain on sale of generation assets	85,361	99,514
Hedging gains	48,451	1,544
Pension benefits	120,108	124,300
Other	163,853	165,869

Total regulatory liabilities	1,320,637	1,288,648

Other liabilities
Deferred income taxes	1,367,972	1,322,738
Nuclear plant obligations	153,520	157,376
Pension and other postretirement benefits	399,237	451,642
Environmental remediation costs	155,444	158,629
Derivative liabilities	41,926	21,318
Other	243,263	248,368

Total other liabilities	2,361,362	2,360,071

Total Regulatory and Other Liabilities	3,681,999	3,648,719

Long-term debt	3,877,536	3,877,029

Total Liabilities	8,570,734	8,647,029

Commitments and Contingencies
Preferred Stock of Subsidiaries
Redeemable solely at the option of subsidiaries	24,587	24,587
Common Stock Equity
Common stock	1,583	1,583
Capital in excess of par value	1,750,121	1,752,465
Retained earnings	1,528,502	1,447,889
Accumulated other comprehensive income	20,454	7,609
Treasury stock, at cost	(1,941)	(2,453)

Total Common Stock Equity	3,298,719	3,207,093

Total Liabilities and Stockholders' Equity	$11,894,040	$11,878,709

The notes on pages 6 through 14 are an integral part of our condensed consolidated financial statements.

Energy East Corporation Condensed Consolidated Statements of Cash Flows - (Unaudited)

Three months ended March 31,	2008	2007

(Thousands)
Operating Activities
Net income	$131,955	$133,294
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	84,608	94,061
Income taxes and investment tax credits deferred, net	22,373	9,394
Pension income	(14,275)	(10,849)
Changes in current operating assets and liabilities
Accounts receivable and unbilled revenues, net	(78,416)	(190,499)
Inventory	179,968	184,300
Prepayments and other current assets	12,947	45,271
Accounts payable and accrued liabilities	(39,236)	(29,591)
Interest accrued	2,009	2,014
Taxes accrued	43,772	78,518
Customer refund	-	(10,115)
Other current liabilities	(26,442)	(54,771)
Pension and OPEB contributions	(53,000)	-
Changes in other assets	40,524	58,317
ASGA charges	(15,327)	(19,444)
Other	16,063	1,519

Net Cash Provided by Operating Activities	307,523	291,419

Investing Activities
Utility plant additions	(99,407)	(78,443)
Other property additions	(7,778)	(128)
Other property sold	164	-
Maturities of current investments available for sale	325,920	73,815
Purchases of current investments available for sale	(168,800)	(239,785)
Investments	1,029	2,950

Net Cash Provided by (Used in) Investing Activities	51,128	(241,591)

Financing Activities
Issuance of common stock	-	212,098
Repurchase of common stock	(7,151)	(8,339)
Long-term note repayments	(338)	(764)
Notes payable three months or less, net	(93,839)	(97,791)
Notes payable issuances	573	373
Notes payable repayments	(851)	(445)
Bank overdraft	-	24,980
Dividends on common stock	(49,055)	(39,596)

Net Cash (Used in) Provided by Financing Activities	(150,661)	90,516

Net Increase in Cash and Cash Equivalents	207,990	140,344
Cash and Cash Equivalents, Beginning of Period	97,066	93,373

Cash and Cash Equivalents, End of Period	$305,056	$233,717

The notes on pages 6 through 14 are an integral part of our condensed consolidated financial statements.

Energy East Corporation Condensed Consolidated Statements of Retained Earnings - (Unaudited)

Three months ended March 31,	2008	2007

(Thousands)
Balance, Beginning of Period	$1,447,889	$1,383,752
Adjustment to initially apply EITF 06-10	(2,287)	-
Add net income	131,955	133,294

	1,577,557	1,517,046
Deduct dividends on common stock	49,055	44,150

Balance, End of Period	$1,528,502	$1,472,896

The notes on pages 6 through 14 are an integral part of our condensed consolidated financial statements.

Energy East Corporation Condensed Consolidated Statements of Comprehensive Income - (Unaudited)

Three months ended March 31,	2008	2007

(Thousands)
Net income	$131,955	$133,294
Other comprehensive income, net of tax
Net unrealized (losses) gains on investments, net of income tax benefit (expense) of $469 for 2008 and $(58) for 2007	(709)	87
Amortization of pension costs for nonqualified plans, net of income tax (expense) of $(510) for 2008 and $(138) for 2007	293	209
Net unrealized gains (losses) on derivatives qualified as hedges, net of income tax (expense) benefit of $(9,423) for 2008 and $8,760 for 2007	14,459	(13,255)
Reclassification adjustment for derivative (gains) losses included in net income, net of income tax expense (benefit) of $893 for 2008 and $(25,930) for 2007	(1,358)	39,098
Net unrecognized gains on settled cash flow treasury hedges, net of income tax (expense) of $(768) for 2008	160	-

Total other comprehensive income	12,845	26,139

Comprehensive Income	$144,800	$159,433

The notes on pages 6 through 14 are an integral part of our condensed consolidated financial statements.

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

On June 25, 2007, we announced that we had entered into a Merger Agreement with Iberdrola, S.A., and Green Acquisition Capital, Inc. pursuant to which we will become a wholly-owned subsidiary of Iberdrola upon receipt of required regulatory approvals and satisfaction of other closing conditions.

Consummation of the Merger is subject to various customary closing conditions, including the absence of injunctions or restraints imposed by governmental entities, the receipt of required regulatory approvals and the absence of any event that would reasonably be expected to have a material adverse effect on Energy East. To date, all regulatory approvals have been received except approval from the NYPSC. Subject to NYPSC approval, we expect the Merger to be completed by the end of the first half of 2008. Until the Merger is completed, Energy East will continue to operate as a separate company.

The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes contained in the report on Form 10-K filed for the fiscal year ended December 31, 2007. Due to the seasonal nature of our operations, financial results for interim periods are not necessarily indicative of trends for a 12-month period.

Note 2. Other (Income) and Other Deductions

Three months ended March 31,	2008	2007

(Thousands)
Interest and dividend income	$(3,540)	$(2,811)
Allowance for funds used during construction	(1,162)	(1,249)
Earnings from equity investments	(1,162)	(931)
Gains from energy risk contracts	(55)	(1,085)
Miscellaneous	(970)	(2,879)

Total other (income)	$(6,889)	$(8,955)

Losses on energy risk contracts	$401	$2,292
Civic donations	497	470
Miscellaneous	108	469

Total other deductions	$1,006	$3,231

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

The reconciliation of basic and dilutive average common shares for each period follows:
Three months ended March 31,	2008	2007

(Thousands)
Basic average common shares outstanding	157,090	147,517
Restricted stock awards	1,161	889
Potentially dilutive common shares	191	157
Options issued with SARs	(191)	(157)

Dilutive average common shares outstanding	158,251	148,406

We exclude from the determination of EPS options that have an exercise price that is greater than the average market price of the common shares during the period. Shares excluded from the EPS calculation for the three months ended March 31 were: 1.5 million in 2008 and 2.1 million in 2007.

Note 4. Income Taxes

Income taxes were $8.6 million less for the quarter ended March 31, 2008, and $3.2 million less for the quarter ended March 31, 2007, than they would have been at the statutory rate of 39.9%.

The effective tax rate was 35.7% for the quarter ended March 31, 2008, and 38.4% for the quarter ended March 31, 2007. Those rates are not necessarily indicative of what the effective rate will be in future years. Differences between the statutory rate and the effective rate for the periods ended March 31, 2008 and 2007 were primarily due to:
Three months ended March 31,	2008	2007

(Thousands)
Tax expense at statutory rate	$82,061	$86,583

Flow-through items
Depreciation	451	2,773
Removal costs	(2,627)	(2,547)
Medicare subsidy	(2,524)	(2,814)
Retirement of assets	(2,377)	(1,951)
Other	(1,553)	1,381

Difference from statutory	(8,630)	(3,158)

Total income taxes	$73,431	$83,425

FIN 48: Gross unrecognized tax benefits as of December 31, 2007, were $23.5 million and include income taxes of $18.0 million, interest of $5.3 million and a penalty of $0.2 million. Gross unrecognized tax benefits as of March 31, 2008, were $21.9 million and include income taxes of $15.8 million, interest of $5.9 million and a penalty of $0.2 million. Including interest and penalty, $11.5 million of the gross unrecognized tax benefits would affect the effective tax rate, if recognized. The $2.2 million decrease in the gross income tax amount is primarily due to the unfavorable settlement of a state amended return refund claim.

We have been audited through 2000 for New York state income taxes and through 2001 for federal income taxes. The statute of limitations in Connecticut, Maine and Massachusetts has expired for all years through 2003. Our New York state returns for 2001 through 2004 and federal returns for 2002 through 2005 are currently under review. We anticipate that the reviews will be completed within the next 12 months. Approximately $11 million of our gross income tax reserves relate to the years currently under audit, with the majority relating to combined state reporting issues. We cannot predict the ultimate outcome of the reviews.

New York State Tax Legislation: On April 23, 2008, the state of New York enacted its 2008-2009 budget, which included an increase in the maximum capital-based tax from $1 million to $10 million effective January 1, 2008. We anticipate being taxed under the capital-based tax method in 2008, versus the income-based tax method, and we are evaluating the effect of this legislative change.

Note 5. Variable Interest Entities

A variable interest entity is an entity that is not controllable through voting interests and/or in which the equity investor does not bear the residual economic risks and rewards. A business enterprise is required to consolidate a variable interest entity if the enterprise has a variable interest that will absorb a majority of the entity's expected losses.

We have power purchase contracts with NUGs. However, we were not involved in the formation of and do not have ownership interests in any NUGs. We have evaluated all of our power purchase contracts with NUGs and determined that most of the purchase contracts are not variable interests for one of the following reasons: the contract is based on a fixed price or a market price and there is no other involvement with the NUG, the contract is short-term in duration, the contract is for a minor portion of the NUG's capacity or the NUG is a governmental organization or an individual. Two of our NUG contracts expired in 2007. We are not able to determine if we have variable interests with respect to power purchase contracts with four remaining NUGs because we are unable to obtain the information necessary to: (1) determine if any of the four NUGs is a variable interest entity, (2) determine if an operating utility is a NUG's primary beneficiary or (3) perform the accounting required to consolidate any of those NUGs. We routinely request necessary information from the four NUGs, and will continue to do so, but no NUG has yet provided the requested information. We did not consolidate any NUGs as of March 31, 2008, or December 31, 2007.

We continue to purchase electricity from the four NUGs at above-market prices. We are not exposed to any loss as a result of our involvement with the NUGs because we are allowed to recover through rates the cost of our purchases. Also, we are under no obligation to a NUG if it decides not to operate for any reason. The combined contractual capacity for the four NUGs is approximately 261 MWs. The combined purchases from the four remaining NUGs totaled approximately $73 million for the three months ended March 31, 2008, and $106 million for the three months ended March 31, 2007.

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

SGF Bankruptcy Proceeding: In January 2008 the trustee in the SGF Chapter 7 bankruptcy proceeding brought adversarial proceedings seeking repayment of alleged preferential payments made in the one-year period preceding the bankruptcy filing to SGF affiliates in amounts totaling $14 million. We have evaluated the claims and filed responsive pleadings on April 1, 2008. We do not believe there is merit to the claims, but cannot predict the outcome of this matter.

NYPSC Staff Allegations Concerning Earnings Sharing Calculations: The NYPSC staff in its testimony in the Merger proceeding has alleged that NYSEG did not properly compute the amount due to customers under the electric ESM in NYSEG's electric rate plan that was in effect from 2002 through 2006. The staff claims that its preliminary analysis shows an additional $67 million, including interest, should have been allocated to customers. NYSEG vigorously disputes the staff's claim. For each year 2002 through 2006 NYSEG made annual compliance filings, as required by the NYPSC. The NYPSC staff has never formally presented its findings to NYSEG indicating its disagreements with NYSEG's 2002 - 2006 electric annual compliance filings. The NYPSC staff stated in its direct testimony in the Merger proceeding that its audits have not been completed and the staff will provide its response to NYSEG no later than NYSEG's next rate case. NYSEG is unable to predict when or how the issue will be resolved. The staff also raised issues in the Merger proceeding with regard to the ESM under the RG&E electric rate plan currently in effect, but has not completed its analysis. RG&E believes that it has been properly calculating the amount due to customers in its annual compliance filings since 2004, but cannot predict how the matter will be resolved.

Alleged Overcharges by TEN Companies: The state of Connecticut (State) filed suit in February 2007 against Energy East and its affiliates TEN Companies, Inc., CNG and CTG Resources, Inc. for an alleged $14 million overcharge for heating and cooling services supplied to state buildings since 1992. Subsequently, the State provided an expert's report that claims the overcharges amounted to $30 million. In January 2008 the State filed a motion for injunctive relief to prevent TEN Companies from exercising its right to allow each of the various heating and cooling contracts to expire on their respective expiration dates and to require TEN Companies to continue to provide heating and cooling service under the contracts. The trial court has denied that injunction. The Connecticut Legislature is currently considering legislation that will make the facility a utility subject to regulation by the Connecticut Department of Public Utility Control. While we believe there is no merit to the suit for damages, we cannot predict its outcome, nor can we predict whether the Connecticut legislation will be enacted.

Note 7. New Accounting Standards

EITF 06-10: Effective January 1, 2008, Energy East began applying the consensus of EITF 06-10, which the FASB ratified in late March 2007. EITF 06-10 requires an employer to recognize a liability for a postretirement benefit related to a collateral assignment split-dollar life insurance arrangement. In a collateral assignment split-dollar life insurance arrangement, the employee, versus the employer, owns and controls the insurance policy. EITF 06-10 also requires an employer to recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. Entities should recognize the effects of applying the consensus through either (1) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (2) a change in accounting principle through retrospective application to all prior periods. CNG is the only Energy East subsidiary with collateral assignment split-dollar life insurance arrangements. Energy East elected to recognize the effects of applying the consensus as a change in accounting principle through a cumulative-effect adjustment that resulted in a decrease in retained earnings of $2.3 million. The application of EITF 06-10 did not affect Energy East's results of operation or cash flows.

Statement 141(R) and Statement 160: In December 2007 the FASB issued Statement 141(R) and Statement 160, both the result of a joint project between the FASB and the International Accounting Standards Board. The objective of Statement 141(R) is "to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects." Some key changes that will result from the application of Statement 141(R) are: all transaction costs and most restructuring costs will be expensed, acquired in-process research and development costs will not be expensed at acquisition, and equity securities issued as part of the purchase price will be measured on the closing date instead of the announcement date. Statement 141(R) will apply to business combinations for which the acquisition date is on or after the beginning of an entity's first annual reporting period beginning on or after December 15, 2008 (Energy East's annual reporting period beginning January 1, 2009). It may not be applied before that date and must be applied prospectively.

Statement 160 is intended "to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements" about noncontrolling (sometimes called minority) interests. Minority interest earnings will no longer be excluded from net income as a result of applying Statement 160. Statement 160 is effective for fiscal years (including interim periods) beginning on or after December 15, 2008 (January 1, 2009, for Energy East), with earlier adoption prohibited and prospective application required, except that the presentation and disclosure requirements are to be applied retrospectively. We expect that our application of both Statements will not affect our financial position, results of operation or cash flows.

Statement 161: In March 2008 the FASB issued Statement 161, which requires enhanced disclosures about an entity's derivative instruments and hedging activities to enable investors to better understand their effects on the entity's financial position, financial performance and cash flows. It is intended to improve transparency about the location and amounts of derivative instruments in the financial statements and how the entity accounts for derivative instruments and related hedged items. Requirements include: disclosure of fair values of derivative instruments and their gains and losses in a tabular format, disclosure of derivative features that are credit risk-related, and cross-referencing within notes to enable financial statement users to locate important information about derivative instruments. Statement 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (January 1, 2009, for Energy East). Early application is encouraged. Disclosures for earlier periods presented for comparative purposes are encouraged but not required at initial adoption. In years after initial adoption, comparative disclosures are required only for periods subsequent to initial adoption. We expect that our adoption of Statement 161 will not affect our financial position, results of operation or cash flows.

Note 8. Fair Value Measurements

In September 2006 the FASB issued Statement 157, which we adopted effective January 1, 2008, for financial assets and financial liabilities. Changes from current practice that result from the application of Statement 157 relate to the definition of fair value, the methods used to measure fair value and expanded disclosures about fair value measurements. Statement 157 applies under other accounting pronouncements that require or permit fair value measurements in which the FASB previously concluded that fair value is the relevant measurement attribute, but does not require any new fair value measurements. Our adoption of Statement 157 and related FASB Staff Positions (FSPs), below, had no effect on our financial position, results of operation and cash flows.

The FASB issued FSP FAS 157-1 and FSP FAS 157-2 in February 2008. FSP FAS 157-1 amends Statement 157 to exclude FASB Statement No. 13, Accounting for Leases (Statement 13), and other accounting pronouncements related to leases or that address fair value measurements for purposes of lease classification or measurement under Statement 13. The exclusion of Statement 13 from the scope of Statement 157 does not apply to assets acquired and liabilities assumed that are required to be measured at fair value in connection with a business combination, regardless of whether those assets and liabilities are related to leases. FSP FAS 157-1 also, for the time being, redefines the term fair value used in Statement 13, to read: "Fair value of the leased property. The price for which the property could be sold in an arm's-length transaction between unrelated parties." FSP FAS 157-1 is effective upon the initial adoption of Statement 157.

FSP FAS 157-2 delays the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity's financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Nonfinancial assets and nonfinancial liabilities include all assets and liabilities other than those that meet the definitions of financial asset and financial liability as defined in paragraph 6 of Statement 159. FSP FAS 157-2 also requires additional disclosures concerning application of the provisions of Statement 157. FSP FAS 157-2 was effective upon issuance.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements at March 31, 2008, Using

Description	Total at March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

(Thousands)
Assets
Current investments available for sale (auction rate securities)	$19,925	-	-	$19,925
Noncurrent investments available for sale	79,493	$79,493	-	-
Derivatives	130,336	40,077	-	90,259

Total	$229,754	$119,570	-	$110,184

Liabilities
Derivatives	$42,378	-	-	$42,378

Total	$42,378	-	-	$42,378

Valuation techniques: We value our current investments available for sale - auction rate securities - at par due to the variable rate earned on the investments and our expectation that they will be sold at par within the next 12 months. Such securities ordinarily earn interest at rates established at periodic auctions, typically every seven or 35 days. However, periodic auctions for the securities began to fail during the first quarter of 2008 and we are earning formulaic failure rates on our investments. We held $19.9 million of those securities on March 31, 2008. In April 2008 $10 million of these auction rate securities were called and redeemed at par, and we sold an additional $1.7 million at a successful auction. As of April 22, 2008, we are holding $8.2 million of auction rate securities, which are earning pretax equivalent rates averaging 6.3%. Our intention is to sell the investments when the auction rate markets stabilize, to redeem them when they are called or to sell them in the secondary market. We have received call notices on an additional $3.4 million of our auction rate securities and have been able to sell small amounts at par in the secondary market. At January 1, 2008, these investments would have been classified as Level 1 investments. Due to uncertainties that began to develop in the auction rate securities markets in the first quarter of 2008 and the need for management to use judgment to value these securities, we include the fair value measurements as of March 31, 2008, in Level 3.

We measure the fair value of our noncurrent investments available for sale using quoted market prices in active markets for identical assets and include these measurements in Level 1. These are primarily money market funds, but also include some fixed income and equity investments.

We determine the fair value of our various derivative assets and liabilities utilizing market approach valuation techniques:

  NYSEG, RG&E and our energy marketing subsidiaries enter into electric energy derivative contracts to hedge the forecasted purchases required to serve their electric load obligations. Those companies hedge their electric load obligations using derivative contracts that are settled based upon Locational Based Marginal Pricing published by the NYISO. Forward market price quotes for some NYISO locations are not actively traded and not readily available outright from market dealers. We derive forward market prices for some locations based on the historical relationship of prices in those locations to prices in locations where an active market exists. The resulting value represents the derived forward market price for each location, which we use to value the open derivative contracts. Because we adjust quoted market prices for our own load characteristics, we include these fair value measurements in Level 3.
  NYSEG, RG&E and our energy marketing subsidiaries enter into natural gas derivative contracts to hedge the forecasted purchases required to serve their natural gas load obligations. The forward market prices used to value our open natural gas derivative contracts are exchange-based prices for the identical derivative contracts traded actively on the New York Mercantile Exchange. Because we use quoted prices in an active market, we include these fair value measurements in Level 1.
  We enter into treasury-related derivative contracts to hedge the forecasted issuance of debt, to manage the risk of changes in interest rates associated with existing debt, and to maintain desired fixed-to-floating rate ratios. We value those derivatives based on indicative values provided by transaction counterparties and calculated based upon proprietary models that use well-recognized financial principles and reasonable, market-based estimates of relevant future market conditions. We assess the reasonableness of the transaction counterparty valuations utilizing a model that constructs forward LIBOR (London Interbank Offer Rate) rates from a spot LIBOR curve, applies the forward rates to construct pro forma cash flows and discounts the pro forma cash flows to the present using forward rates. Because the valuations provided by the counterparties are only indicative and do not represent prices at which the counterparties would be willing to transact, we include these fair value measurements in Level 3.

Instruments Measured at Fair Value on a Recurring Basis Using Significant
Unobservable Inputs

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Three months ended March 31, 2008	Auction Rate Securities	Derivatives, Net	Total

(Thousands)
Beginning balance	-	$19,885	$19,885
Total gains (losses) (realized/unrealized)
Included in earnings	-	(5,441)	(5,441)
Included in other comprehensive income or regulatory liabilities	-	32,160	32,160
Purchases, issuances and settlements	-	1,277	1,277
Transfers in and/or out of Level 3	$19,925	-	19,925

Ending balance	$19,925	$47,881	$67,806

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at March 31, 2008	-	$(346)	$(346)

The amounts of realized and unrealized gains and losses included in earnings for the period (above), which are reported in the various categories indicated are:
	Electricity purchased	Other operating expense	Other (Income)	Other Deductions	Interest Expense

(Thousands)
Total gains (losses) included in earnings for the period(s) (above)	$(4,658)	$(449)	$55	$(401)	$12

Change in unrealized gains (losses) relating to assets still held at March 31, 2008	-	-	$55	$(401)	-

Note 9. Long-term Debt

NYSEG and RG&E have issued $776 million of tax-exempt pollution control notes, $518 million of which have rates that are reset periodically through an auction process that occurs every 7 days for $416 million and every 35 days for the remaining $102 million. The principal and interest on those notes are insured by XL Capital Assurance, Inc., Ambac Assurance Corporation or MBIA Insurance Corporation. The investors' source of liquidity on those notes is the auction market itself. As the financial strength of bond insurers has been called into question, due in part to their exposure to rising mortgage default rates, investors have reacted by withdrawing from the market, thereby significantly reducing market liquidity and resulting in higher and more volatile interest rates. More recently, as the market became illiquid and broker-dealers withdrew their capital support, an increasing percentage of the auctions, including NYSEG and RG&E auctions, have failed to receive sufficient bids to set new interest rates. In such instances, the issuer is obligated to pay a formulaic failure rate until sufficient bids are received at a scheduled auction. For NYSEG and RG&E, the interest rates resulting from failed auctions are a function of current short-term money market rates multiplied by a factor, ranging from 175% to 300%, based on the rating of the applicable bond insurer. As of April 22, 2008, NYSEG and RG&E were paying failure rates averaging 4.6% on all $518 million of auction rate debt. Continued and prolonged illiquidity in the auction rate market could increase our interest costs. NYSEG and RG&E are in the process of restructuring their auction rate portfolios. As part of that effort, NYSEG and RG&E have issued notices of their intent to convert certain series of bonds ($70 million NYSERDA Pollution Control Revenue Bonds, 2004 Series B (NYSEG Project) maturing December 1, 2028, and $50 million NYSERDA Pollution Control Revenue Bonds, 2004 Series B (RG&E Project) maturing May 15, 2032) to fixed rate to maturity. We expect the NYSEG conversion to occur on May 9 and the RG&E conversion to occur later in May 2008.

Note 10. Accounts Receivable

Our accounts receivable include unbilled revenues of $248 million at March 31, 2008, and $273 million at December 31, 2007, and are shown net of an allowance for doubtful accounts of $55 million at March 31, 2008, and $51 million at December 31, 2007.

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

Components of net periodic benefit (income) cost
	Pension Benefits		Postretirement Benefits
Three months ended March 31,	2008	2007	2008	2007

(Thousands)
Service cost	$8,601	$9,348	$1,442	$1,453
Interest cost	33,183	32,690	7,595	7,429
Expected return on plan assets	(60,764)	(58,234)	(2,070)	(647)
Amortization of prior service cost	1,069	1,141	(1,858)	(1,858)
Recognized net loss	3,636	4,206	1,351	1,373
Amortization of transition obligation	-	-	1,700	1,700

Net periodic benefit (income) cost	$(14,275)	$(10,849)	$8,160	$9,450

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

Selected information for our business segments include:
	Operating Revenues		Net Income
Three months ended March 31,	2008	2007	2008	2007

(Thousands)
Electric Delivery	$699,463	$766,682	$46,835	$55,154
Natural Gas Delivery	812,200	797,382	83,391	76,395
Other	154,987	149,674	1,729	1,745

Total	$1,666,650	$1,713,738	$131,955	$133,294

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations

Overview

For a discussion of our Merger Agreement with Iberdrola whereby we will become a wholly-owned subsidiary of Iberdrola upon completion of the Merger, see Recent Developments.

Energy East's primary operations, our electric and natural gas utility operations, are subject to rate regulation established predominantly by state utility commissions. The approved regulatory treatment on various matters significantly affects our results of operation, financial position and cash flows. We have rate plans for NYSEG's natural gas segment, RG&E's electric and natural gas segments, CMP and Berkshire Gas that currently allow for recovery of certain costs, including stranded costs, and provide stable rates for customers and revenue predictability. Where rate plans are not in effect, or as we approach the end of the term of existing plans, we monitor the adequacy of rate levels and file for new rates when necessary. NYSEG's current electric rates went into effect on January 1, 2007. CNG's current rates became effective April 1, 2007. CMP's rate plan expired at the end of 2007 and NYSEG's natural gas rate plan and RG&E's electric and natural gas rate plans have terms that extend at least through the end of 2008. Under certain conditions those rate plans may continue.

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

We expect to make significant capital investments to enhance the safety and reliability of our distribution systems and to meet the growing energy needs of our customers in an environmentally responsive manner. Capital spending is expected to approximate $4.2 billion through 2012, including $660 million in 2008. Major spending programs include the installation of an AMI in New York and Maine requiring an investment of approximately $360 million; in excess of $1 billion of transmission investments, predominantly in Maine; a high efficiency transformer replacement program; and a "green" fleet initiative. The majority of our planned transmission investments will be pursuant to a regional reliability planning process. We estimate that about one-half of our capital spending program will be funded with internally-generated funds and the remainder through the issuance of a combination of debt and equity securities.

This MD&A for the quarter ended March 31, 2008, should be read in conjunction with our MD&A, financial statements and related notes contained in our report on Form 10-K for the fiscal year ended December 31, 2007. Due to the seasonal nature of our operations, financial results for interim periods are not necessarily indicative of trends for a 12-month period.

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

Iberdrola is one of the world's largest energy companies with more than 22 million electric points of supply and 26,000 employees. Iberdrola is a leading owner and operator of renewable energy facilities, having an installed capacity of over 7,000 MW of wind generation (the largest wind portfolio in the world) and almost 10,000 MW of hydroelectric generation. In the United States, Iberdrola jointly owns and operates the largest wind facility on the East Coast - Maple Ridge in upstate New York - and has over 21,000 MW in its renewable generation pipeline.

Consummation of the Merger is subject to various customary closing conditions, including the absence of injunctions or restraints imposed by governmental entities, the receipt of required regulatory approvals and the absence of any event that would reasonably be expected to have a material adverse effect on Energy East. To date, all regulatory approvals have been received except approval from the NYPSC. Subject to NYPSC proceeding below, we expect the Merger to be completed by the end of the first half of 2008. Until the Merger is completed, Energy East will continue to operate as a separate company.

On January 11, 2008, ten active parties, including the NYPSC staff, filed testimony in the Merger approval proceeding in New York. Generally, testimony from parties other than the NYPSC staff either supported the transaction or recommended that certain conditions be imposed if the transaction is approved. The NYPSC staff's testimony concluded that the Merger is not in the public interest and should be denied as filed because the petitioners have not demonstrated quantifiable positive benefits. However, the staff did outline "essential conditions" including an extensive set of "positive benefit adjustments," divestiture of generation assets and utility financial protections, which may allow this transaction to meet the public interest standard in its view.

The joint petitioners - Iberdrola, Energy East, NYSEG and RG&E - filed rebuttal testimony on January 31, 2008, in response to the direct testimony of the staff and other parties. The joint petitioners stated that, as the largest renewable energy provider in the world, Iberdrola will provide significant benefits to the state of New York and NYSEG and RG&E customers. The joint petitioners contend that Iberdrola's immense financial strength, global utility expertise, renewable expertise and resources and its commitment to supporting economic development and maintaining utility jobs in upstate New York make it uniquely positioned to bring significant benefits to the state of New York and assist in meeting its renewable energy policies. Settlement negotiations ensued, but, parties were not able to reach an agreement in principle. The hearings schedule was modified and resumed by the ALJ's ruling. On March 14, 2008, the joint petitioners filed a partial acceptance document in an effort to narrow the issues raised in the proceeding. The joint petitioners accepted certain ratepayer benefits and/or conditions that would be effective immediately upon closing of the Merger. The significant benefits and conditions included in the partial acceptance were:

  Divestiture of all of the New York fossil fuel generation that we own, including RG&E's Russell Station;
  Positive benefit adjustments of over $201 million in the form of regulatory asset write-offs and increases in regulatory reserves, translating into approximately $55 million (4.4% on average) in immediate annual delivery rate reductions; and
  Iberdrola would support and encourage investments by Iberdrola Renewables (through voting interest in Iberdrola Renewables) of $100 million in wind generation in the state of New York within the next three years subject to certain conditions.

Hearings took place in March 2008 and the joint petitioners, staff and other parties filed initial and reply briefs in April 2008. The secretary of the NYPSC has indicated that the ALJ will issue a recommended decision, although no date of issue was announced. We expect the recommended decision in May 2008 and a ruling by the NYPSC commissioners in June 2008, although we cannot predict the precise timing of the recommended decision or the ruling by the commissioners. We also cannot predict the outcome of this proceeding.

Electric Delivery Business Developments

NYPSC Staff Allegations Concerning Earnings Sharing Calculations: The NYPSC staff in its testimony in the Merger proceeding has alleged that NYSEG did not properly compute the amount due to customers under the electric ESM in NYSEG's electric rate plan that was in effect from 2002 through 2006. The staff claims that its preliminary analysis shows an additional $67 million, including interest, should have been allocated to customers. NYSEG vigorously disputes the staff's claim. For each year 2002 through 2006 NYSEG made annual compliance filings, as required by the NYPSC. The NYPSC staff has never formally presented its findings to NYSEG indicating its disagreements with NYSEG's 2002 - 2006 electric annual compliance filings. The NYPSC staff stated in its direct testimony in the Merger proceeding that its audits have not been completed and the staff will provide its response to NYSEG no later than NYSEG's next rate case. NYSEG is unable to predict when or how the issue will be resolved. The staff also raised issues in the Merger proceeding with regard to the ESM under the RG&E electric rate plan currently in effect, but has not completed its analysis. RG&E believes that it has been properly calculating the amount due to customers in its annual compliance filings since 2004, but cannot predict how the matter will be resolved.

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

CMP FERC Rate Update: CMP uses formula rates for transmission that are regulated by the FERC. The formula rates provide for the recovery of CMP's cost of owning, operating and maintaining local and regional transmission facilities and a local control center. On March 24, 2008, the FERC issued an order approving a base level return on equity (ROE) of 11.1%, plus a 50 basis point adder for regional facilities and a 100 basis point incentive adder applicable to regional facilities placed in service after December 31, 2003, and before January 1, 2009, that have been approved as part of the ISO-NE regional planning process. In compliance with the FERC order, CMP will revise its prior transmission service billing to recover approximately $870,000 of additional revenue from transmission customers. Project owners seeking a transmission investment incentive for a project scheduled to be completed after December 31, 2008, are required to make a separate project-specific filing to the FERC, justifying the requested incentive in accordance with the FERC's stated criteria.

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

On February 8, 2008, the MPUC staff filed its updated testimony and recommended an annual rate decrease of $39 million. On the same date, the OPA filed testimony recommending a rate decrease of $22 million. The recommended price decreases result from lower cost of capital recommendations, higher sales expectations and no investment in AMI. The OPA recommends a five-year rate plan while the staff recommended no long-term rate plan. Hearings were conducted in March 2008 and the MPUC is expected to reach a decision in the case in May 2008. CMP cannot predict the outcome of this proceeding.

April 2007 Storms: CMP experienced two significant storms in April 2007 that resulted in extensive outages for its customers and significant damage to its distribution facilities. CMP incurred approximately $11 million in incremental costs to restore electric service to its customers after the storms. CMP believes that it is entitled to recover approximately $5 million of those costs under ARP 2000 and has deferred that amount as a regulatory asset. On March 17, 2008, CMP requested recovery of the $5 million in its final compliance filing under ARP 2000. On March 21, 2008, the OPA submitted a motion to dismiss CMP's request, arguing that the termination of ARP 2000 on December 31, 2007, prohibits CMP's requested recovery. An MPUC decision with respect to the OPA motion is expected in late April 2008 and, if the motion to dismiss is denied, a decision on the amount of storm-related costs to be recovered by CMP is expected in late May 2008. CMP cannot predict the outcome of this proceeding.

MPUC Inquiries into Continued Participation in New England RTO: Maine lawmakers have enacted legislation requiring the MPUC to undertake an inquiry concerning whether or not CMP and other Maine electric utilities should continue to participate in the New England RTO, as operated by the ISO-NE. The MPUC has issued various reports to the Maine Legislature concerning continued participation, including its final report on January 15, 2008. As a result of the inquiry, the MPUC concluded that there are serious and valid concerns with the status quo regulatory structure of transmission projects in Maine and New England. The MPUC developed and assessed three options: market reform, a Maine Independent transmission company and a Maine/New Brunswick market. The Maine Legislature considered the report during its 2008 session but deferred any action until the conclusion of further MPUC proceedings, as discussed below.

As part of a stipulation resolving the Merger approval in Maine, Iberdrola, Energy East and CMP agreed to take no action with regard to CMP's position in any RTO, including whether to extend, consent to, amend, or renew or otherwise modify the terms of CMP's contract with ISO-NE without explicit approval of the MPUC. The parties to the Merger proceeding in Maine and the MPUC agreed that CMP will initiate and the MPUC will conduct a proceeding to determine if extension or renewal of CMP's contract with ISO-NE is in the public interest. CMP expects to submit its initial filing in the required proceeding in early May 2008 and, in accordance with the stipulation terms, the MPUC expects to issue a ruling in January 2009.

Any change in CMP's participation in the New England RTO could affect the process for siting and approval of new transmission investments and the cost recovery and rate of return for those investments.

Natural Gas Delivery Business Developments

CNG Billing Issue: In early February 2008 the Connecticut Department of Public Utility Control opened an investigation regarding CNG's billing of certain customers during January 2008. Four of CNG's meter readers had intermittently and inappropriately approximated gas consumption for 3,000 customers during November and December 2007. The approximations were half of the actual usage by the customers. This led to lower bills to the customers during November and December than actual usage would have produced. When actual readings were made in January 2008, the unbilled usage was included in customer's bills, resulting in higher bills than January usage would have produced. Connecticut's attorney general has stated that CNG violated Connecticut law by erroneously billing customers in January 2008 for the full amount of the underbilling, $1.3 million, rather than pro-rating the amount over a number of months as Connecticut law requires. CNG believes that its practice is in accordance with Connecticut law but cannot predict the outcome of the proceeding.

New Accounting Standards

See Item 1 - Note 7 to our Condensed Consolidated Financial Statements for explanations about the following new accounting standards from the FASB and when they will become effective:

  Statement 141(R) and Statement 160 issued in December 2007, and
  Statement 161 issued in issued in March 2008.

(a) Liquidity and Capital Resources

Operating Activities: Significant operating activities that affected cash flows during the three months ended March 31, 2008, included the following:

  A decrease in accounts payable and accrued liabilities that reduced cash by $39 million,
  An increase in receivables that reduced cash by $78 million,
  A reduction in fuel inventories that increased cash $180 million, and
  An increase in taxes accrued that increased cash by $44 million.

The above activities are normal for the first quarter of the year when sales and revenues are high and when inventories of natural gas are being drawn down. We also made a $52 million cash contribution to NYSEG's VEBA, and a $1 million contribution to our pension plans.

Investing Activities: Utility capital spending for the three months ended March 31, 2008, was $99 million. We project utility capital spending of $660 million for 2008, about one-half of which is expected to be paid for with internally-generated funds. Capital spending will be primarily for the extension of energy delivery service, necessary improvements to existing facilities, compliance with environmental requirements and governmental mandates, and transmission investments.

Cash flows from investing activities include proceeds from the sale of auction rate securities, which are recorded as current investments available for sale. We have used auction rate securities in a manner similar to cash equivalents and the amount invested in such securities increased as short-term funds were available. We decreased our investments in auction rate securities by $157 million during the first quarter of 2008, in response to uncertainties in the auction rate securities markets. We replaced those investments with items classified as cash or cash equivalents.

Financing Activities: Our financing activities include those activities necessary for the company and its principal subsidiaries to maintain adequate liquidity and credit quality and ensure access to capital markets.

We repurchased 275,000 shares of our common stock in January 2008, primarily for grants of restricted stock. We awarded 334,505 shares of our common stock in February 2008, issued out of treasury stock, to certain employees through our Restricted Stock Plan, at a grant date fair value of $25.91 per share of common stock.

NYSEG and RG&E are in the process of restructuring their auction rate portfolios. As part of that effort, NYSEG and RG&E have issued notices of their intent to convert certain series of bonds ($70 million NYSERDA Pollution Control Revenue Bonds, 2004 Series B (NYSEG Project) maturing December 1, 2028, and $50 million NYSERDA Pollution Control Revenue Bonds, 2004 Series B (RG&E Project) maturing May 15, 2032) to fixed rate to maturity. We expect the NYSEG conversion to occur on May 9 and the RG&E conversion to occur later in May 2008.

(b) Results of Operations

Earnings per Share
Three months ended March 31,	2008	2007

(Thousands, except per share amounts)
Net Income	$131,955	$133,294
Earnings per Share, basic	$.84	$.90
Earnings per Share, diluted	$.83	$.90
Dividends Declared per Share	$.31	$.30
Average Common Shares Outstanding, basic	157,090	147,517
Average Common Shares Outstanding, diluted	158,251	148,406

Earnings per share, basic, for the first quarter of 2008 decreased 6 cents compared to the first quarter of 2007. The major decreases in EPS were:

  8 cents due to lower electric margins, primarily related to electric commodity programs under which NYSEG and RG&E provide supply, and
  5 cents due to an increase in average common shares outstanding resulting from the issuance of 10 million shares of common stock in 2007.

Those decreases were partially offset by increases in EPS of:

  3 cents due to higher natural gas margins, primarily resulting from a 2007 rate increase for CNG, and
  4 cents resulting from a lower estimated annualized effective income tax rate for 2008.

Energy Deliveries

Comparisons of energy deliveries and electricity commodity sales for the three months ended March 31, 2008 and 2007, are shown below.
	Electricity Deliveries (MWh)			Natural Gas Deliveries (Dth)

Three months ended March 31,	2008	2007	Change	2008	2007	Change

(Thousands)
Residential	3,381	3,427	(1%)	36,332	38,688	(6%)
Commercial	2,434	2,461	(1%)	11,920	12,416	(4%)
Industrial	1,722	1,596	8%	1,496	1,537	(3%)
Other	615	598	3%	4,084	4,396	(7%)
Transportation of customer- owned natural gas	NA	NA	NA	28,086	26,484	6%

Total Retail	8,152	8,082	1%	81,918	83,521	(2%)
Wholesale	1,310	1,935	(32%)	556	351	58%

Total Deliveries	9,462	10,017	(6%)	82,474	83,872	(2%)

Electricity commodity sales(1)	3,291	3,451	(5%)	NA	NA	NA

(1) Included in total deliveries

Several factors influence the volume of energy deliveries, but the major factor is weather. Temperatures in the first quarter of 2008 were slightly warmer than in 2007. The effects of warmer or colder winter weather are especially significant to the demand for natural gas by our residential and commercial customers. Comparative weather data is shown in the following table.

Weather Conditions

Based on the number of heating degree days, weather for the first quarter of 2008 was slightly warmer than for the same period in 2007, and slightly warmer than normal for the period.
Three months ended March 31,	2008	2007	Normal

New York
Heating degree days	3,287	3,350	3,411
(Warmer) than prior year	(2%)
(Warmer) than normal	(4%)

New England
Heating degree days	3,033	3,176	3,175
(Warmer) than prior year	(5%)
(Warmer) than normal	(5%)

Operating Results for the Electric Delivery Business
Three months ended March 31,	2008	2007

(Thousands)
Operating revenues
Retail	$542,833	$592,726
Wholesale	97,846	127,485
Other	58,784	46,471

Total Operating Revenues	$699,463	$766,682

Operating Expenses
Electricity purchased and fuel used in generation	$338,894	$385,273
Other operating and maintenance expenses	159,711	167,271
Depreciation and amortization	44,745	44,523
Other taxes	41,916	38,431

Total Operating Expenses	$585,266	$635,498

Operating Income	$114,197	$131,184

Operating Revenues: The $67 million decrease in operating revenues for the first quarter of 2008 was primarily the result of:

  A decrease of $34 million in average delivery prices,
  A decrease of $30 million in wholesale revenues, reflecting a 32% decline in wholesale volume,
  A decrease of $6 million resulting from lower average prices for electricity sold under supply service programs in New York,
  A decrease of $7 million resulting from a net decline in commodity sales under NYSEG's and RG&E's commodity supply programs, and
  A decrease of $3 million resulting from lower residential and commercial deliveries.

Those decreases were partially offset by:

  An increase of $8 million resulting from higher accruals for recovery of NBC and stranded costs, and
  An increase of $5 million resulting from higher earnings sharing accruals, which are included in other revenues.

Operating Expenses: The $50 million decrease in operating expenses for the first quarter of 2008 was primarily the result of:

  A decrease of $46 million due to lower electricity purchased, including $5 million as a result of the expiration of a major NUG contract in 2007,
  A decrease of $6 million because of lower amortization of regulatory assets,
  A decrease of $4 million resulting from lower stock option expenses, and
  A decrease of $3 million in various operating and maintenance costs.

Those decreases were partially offset by:

  An increase of $3 million in other taxes, primarily resulting from an NYPSC-mandated change in the Power for Jobs tax credit,
  An increase of $3 million resulting from increased storm costs, and
  An increase of $3 million in bad debt expenses.

Operating Results for the Natural Gas Delivery Business
Three months ended March 31,	2008	2007

(Thousands)
Operating Revenues
Retail	$793,526	$799,134
Wholesale	5,773	3,497
Other	12,901	(5,249)

Total Operating Revenues	$812,200	$797,382

Operating Expenses
Natural gas purchased	$546,883	$538,506
Other operating and maintenance expenses	57,135	55,876
Depreciation and amortization	21,300	22,095
Other taxes	34,527	35,487

Total Operating Expenses	$659,845	$651,964

Operating Income	$152,355	$145,418

Operating Revenues: The $15 million increase in operating revenues for the first quarter of 2008 was primarily the result of:

  An increase of $10 million from higher base rates for CNG effective April 1, 2007,
  An increase of $17 million resulting from higher market prices for natural gas,
  An increase of $5 million due to higher weather normalization accruals,
  An increase of $4 million in transportation revenues, primarily as a result of more retail customers taking supply from other providers,
  An increase of $2 million resulting from higher wholesale sales, and
  An increase of $12 million in other revenues, primarily due to increased accruals to offset lower margins.

Those increases were partially offset by:

  A decrease of $34 million resulting from a 6% decline in retail deliveries, excluding transportation, primarily due to warmer weather this quarter.

Operating Expenses: The $8 million increase in operating expenses for the first quarter of 2008 was primarily the result of:

  An increase of $31 million in natural gas purchases resulting from higher market prices,
  An increase of $3 million in natural gas purchases due to an increase in wholesale sales, and
  An increase of $5 million due to higher bad debt reserves.

Those increases were partially offset by:

  A decrease of $30 million in natural gas purchases due to lower retail delivery volumes.

Operating Results for the Energy Marketing Business

Three months ended March 31,	2008	2007

(Thousands)
Electricity sales (MWh)	1,115	1,048
Natural gas sales (Dth)	3,633	3,957

Operating Revenues
Electric	$102,860	$94,057
Natural gas	38,499	41,872

Total Operating Revenues	$141,359	$135,929

Operating Expenses
Electricity purchased	$97,989	$89,044
Natural gas purchased	35,122	40,399
Other operating expenses	4,365	3,123

Total Operating Expenses	$137,476	$132,566

Operating Income	$3,883	$3,363

Operating Revenues: The $5 million increase in operating revenues for the first quarter of 2008 was primarily the result of:

  An increase of $6 million due to higher electricity sales as a result of adding new customers, and
  An increase of $3 million due to higher electricity prices.

Those increases were partially offset by:

  A decrease of $3 million due to lower natural gas volumes because of warmer weather this quarter and attrition of some large commercial customers.

Operating Expenses: The $5 million increase in operating expense for the first quarter of 2008 was primarily the result of:

  An increase of $6 million in electricity purchased as a result of higher sales,
  An increase of $3 million in electricity purchased due to higher prices, and
  An increase of $1 million in other operating expenses due to increased billing and collection costs.

Those increases were partially offset by:

  A decrease of $3 million in natural gas purchased due to warmer weather and attrition of some large commercial customers, and
  A decrease of $2 million in natural gas purchased due to lower market prices.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
(See our report on Form 10-K for the fiscal year ended December 31, 2007, Item 7A - Quantitative and Qualitative Disclosures About Market Risk.)

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

As of April 2008 the expected load for NYSEG's fixed rate option customers is 84% hedged for May through December 2008. A fluctuation of $1.00 per MWh in the average price of electricity would change NYSEG's earnings less than $200 thousand for May through December 2008. RG&E expects to meet its fixed price load obligations for 2008 with owned generation or long-term supply contracts. The estimated percentage of NYSEG's hedged load and RG&E's expectation that it can meet load requirements with current resources are based on load forecasts, which include certain assumptions such as historical weather patterns. Actual results could differ as a result of changes in the load compared to the load forecasts.

NYSEG also uses electricity contracts to manage fluctuations in prices for electricity in order to provide price stability to customers served under the variable price option. NYSEG includes the cost or benefit of those contracts in the commodity cost that is passed on to customers when the related sales commitments are fulfilled. We record changes in the fair value of electricity hedge contracts for variable rate customers as regulatory assets or regulatory liabilities.

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

Energetix and NYSEG Solutions, Inc. offer retail electric and natural gas service to customers in New York state and actively hedge the load required to serve customers that have chosen them as their commodity supplier. As of April 2008 the energy marketing subsidiaries' expected fixed price loads were 92% hedged for May through December 2008. A fluctuation of $1.00 per MWh in the average price of electricity would change their earnings less than $135,000 for May through December 2008. The percentage of hedged load for the energy marketing subsidiaries is based on load forecasts, which include certain assumptions such as historical weather patterns. Actual results could differ as a result of changes in the load compared to the load forecasts.

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

We use interest rate swap agreements to manage the risk of increases in variable interest rates and to maintain desired fixed-to-floating rate ratios. We record amounts paid and received under those agreements as adjustments to the interest expense of the specific debt issues. NYSEG and RG&E are currently in the process of restructuring their auction rate debt portfolios to reduce exposure to variable rate debt.

We have various master netting arrangements in the form of multiple contracts with various single counterparties that are subject to contractual agreements that provide for the net settlement of all contracts through a single payment. Those arrangements reduce our exposure to a counterparty in the event of default on or termination of any one contract. Our obligation to return cash collateral under master netting arrangements was $8 million at March 31, 2008, and $7 million at December 31, 2007.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities
Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs

Month #1 (January 1, 2008 to January 31, 2008)	314,978(1)	$26.13	-	-
Month #2 (February 1, 2008 to February 29, 2008)	5,059(2)	$25.48	-	-
Month #3 (March 1, 2008 to March 31, 2008)	4,442(2)	$25.49	-	-

Total	324,479	$26.11	-	-

(1) Includes 4,082 shares of the company's common stock (Par Value $.01) purchased in open-market transactions on behalf of the company's Employees' Stock Purchase Plan; 35,896 shares of the company's common stock (Par Value $.01) that were withheld to satisfy tax withholding obligations upon vesting of shares of restricted stock awarded through the company's Restricted Stock Plan; and 275,000 shares of the company's common stock (Par Value $.01) purchased for Treasury for issuance under the company's Restricted Stock Plan and Stock Option Plan.

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

Date: May 1, 2008	ENERGY EAST CORPORATION (Registrant) By /s/Robert D. Kump Robert D. Kump Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

The following exhibits are delivered with this report:
Exhibit No.	Description of Exhibit
31-1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.
31-2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.
*32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

_________________________________
* Furnished pursuant to Regulation S-K Item 601(b)(32).